Form 10-K
period 1993-12-31
NEWMONT GOLD CO
filed 1994-03-29
CIK 793308

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  (MARK ONE)
    {X}      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 {FEE REQUIRED}
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                      OR

    {  }     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 {NO FEE REQUIRED}
             FOR THE TRANSITION PERIOD FROM            TO
             COMMISSION FILE NUMBER: 1-9184

                              NEWMONT GOLD COMPANY
             (Exact name of registrant as specified in its charter)

                DELAWARE                                       13-2526632
     (State or other jurisdiction of                        (I.R.S. employer
     incorporation or organization)                        identification no.)

           1700 LINCOLN STREET
            DENVER, COLORADO                                      80203
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code (303) 863-7414

          Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                          ON WHICH REGISTERED
- ------------------------------------------------------------------------------------------
        COMMON STOCK, $0.01 PAR VALUE                   NEW YORK STOCK EXCHANGE
                                                             PARIS BOURSE

        Securities registered pursuant to Section 12(g) of the Act: NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. Yes X   No

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT (BASED ON THE CLOSING SALE PRICE OF THE SHARES ON THE NEW YORK STOCK EXCHANGE) AT MARCH 21, 1994 WAS APPROXIMATELY $464,281,000.

THE NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AT MARCH 21, 1994 WAS 96,225,101.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934 FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 12, 1994 (PART III).
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Newmont Gold Company ("NGC") is a worldwide company engaged in gold production, exploration for gold and acquisition of gold properties. NGC was incorporated in Delaware in 1965 under the name of Carlin Gold Mining Company as a wholly-owned subsidiary of Newmont Mining Corporation ("NMC"). Following two public offerings of NGC's shares, one in June 1986, and the second in April 1987, and consummation of the transaction with NMC described below, NMC now owns 89.22% of the outstanding common shares, 100% of the preferred shares of NGC and options to purchase additional shares of common stock of NGC. NGC and its subsidiaries collectively are referred to herein as the "Company".

     Based on 1993 production as set forth in published reports, the Company is the largest producer of gold from North American operations. In 1993, the Company produced approximately 1.7 million ounces of gold on the Carlin Trend in Nevada. The Company also produces gold through a 38% owned venture in Peru, which commenced operations in August 1993. The Company additionally has a 50% owned joint venture in Uzbekistan and an 80% owned venture in Indonesia, both of which are scheduled to commence gold production in 1995. The Company also owns 100% of Newmont Exploration Limited ("NEL") which, together with various other NGC affiliates, explore worldwide for gold. All of the Company's consolidated sales, operating profit and identifiable assets in 1993, 1992 and 1991 were related to the Company's gold mining activities in the United States. Gold sales accounted for all of the Company's consolidated sales revenues from continuing operations in 1993, 1992 and 1991.

OPERATIONS

  CARLIN, NEVADA

     The Company's North American operations are located on the geographical feature known as the Carlin Trend, near Carlin, Nevada. See map on page 5 herein. The Carlin Trend is the largest gold district discovered in North America this century. From the Carlin Trend, the Company produced approximately 1,666,400 ounces in 1993 compared with approximately 1,587,900 ounces in 1992 and approximately 1,576,900 ounces in 1991. Gold production at the Company's Nevada operations is expected to be approximately 1.6 million ounces in 1994.

     The Company's cash cost of production in Nevada (which is equal to operating costs, excluding general and administrative expense, plus royalties and capitalized mining costs) was $214 per ounce sold in 1993 which, according to published industry sources, was lower than the cash costs associated with approximately two-thirds of all gold produced in the western world in 1992. For 1994, per ounce cash costs at the Company's Nevada operations are expected to increase 5% to 10% over that incurred in 1993. At the end of 1993, the Company had 17.8 million ounces of gold in proven and probable ore reserves on the Carlin Trend.

  PERU

     The Company also produces gold through the Minera Yanacocha venture in Peru. Minera Yanacocha S.A. has mining rights with respect to a 63,000 acre land position, which includes the Carachugo deposit and other numerous deposits, located in northwest Peru. See map on page 6 herein. Minera Yanacocha S.A., a Peruvian corporation which controls the multi-deposit project, is 38% owned by the Company; 32.3% by Compania de Minas Buenaventura, S.A. ("Buenaventura"), a Peruvian mining company; 24.7% by an affiliate of Bureau de Recherches Geologiques et Minieres, the geological mining bureau of the French government; and 5% by the International Finance Corporation, which provided $26 million in financing for the project. The project's mining rights were acquired through an assignment of a government concession held by a related entity. The assignment has a term of 20 years, renewable at the option of Minera Yanacocha for another 20 years. NGC manages the project and production commenced in August 1993 at the Carachugo deposit. Total project costs with respect to such deposit were approximately $45 million (of which 38% was attributable to the Company). Total proven and probable reserves for the project as of December 31, 1993 were 3,780,000 ounces compared with 1,275,000 ounces as of December 31, 1992.

     During the final five months of the year, production was 81,500 ounces from the Carachugo mine and production in 1994 is expected to be approximately 220,000 ounces. The 1994 Minera Yanacocha operating plan calls for leaching 13,000 tons of ore per day. Gold recovery is expected to be at 70% to 80% which was the approximate rate of recovery in 1993. The cash cost of production for gold produced in 1993 was approximately $150 per ounce. Contract mining is employed and the power for the project is provided by generators owned by the project.

     Following the results of continuing exploration, an operating plan incorporating significantly higher levels of production at Minera Yanacocha has been implemented for 1995 than is expected for 1994. Minera Yanacocha is scheduled to commence gold production from the Maqui Maqui deposit at an estimated annual rate of 180,000 ounces at the end of 1994. The additional production from the Maqui Maqui deposit will increase total production in 1995 to approximately 350,000 to 400,000 ounces. The Maqui Maqui deposit is located approximately three miles north of current mining operations at Carachugo. Total capital costs of the expansion of mining operations into the Maqui Maqui deposit are estimated at approximately $40 million which is to be funded from Minera Yanacocha's operating cash flow and borrowings.

THE TRANSACTION

     In a transaction (the "Transaction") effective as of January 1, 1994, NGC acquired all of NMC's assets, other than 85,850,101 shares of the NGC's common stock, par value $0.01 per share (the "NGC Common Stock"), owned by NMC and assumed all liabilities (contingent or otherwise) of NMC, except for NMC's obligations with respect to the $5.50 convertible preferred stock, par value $5.00 per share, of NMC (the "NMC Preferred Stock") (other than accrued and unpaid dividends as of December 31, 1993) and employee stock options of NMC (the "NMC Options") exercisable for the common stock, par value $1.60 per share, of NMC (the "NMC Common Stock"). The assets of NMC transferred to NGC consisted of
(i) all of the stock of the other subsidiaries of NMC, (ii) all of NMC's tangible and intangible personal property, (iii) 8,649,899 shares of NGC Common Stock owned by NMC and (iv) all other tangible or intangible assets other than the 85,850,101 shares of NGC Common Stock retained by NMC.

     As part of the Transaction, NGC (i) issued to NMC 2,875,000 shares of $5.50 convertible preferred stock, par value $5.00 per share, of NGC (the "NGC Preferred Stock"), with terms identical to the NMC Preferred Stock, except that on conversion NMC will be entitled to receive shares of NGC Common Stock (instead of NMC Common Stock) and (ii) issued to NMC options to purchase shares of NGC Common Stock (the "NGC Options") in the same number and with the same exercise prices (after adjusting for a stock split effected in connection with the Transaction) as the NMC Options. As a result of the Transaction, all operating activities will be conducted by NGC and its subsidiaries and NMC will have no business other than the ownership of the NGC Common Stock, the NGC Preferred Stock and the NGC Options and its obligations with respect to the NMC Preferred Stock and the NMC Options.

GOLD MARKET

     Gold has two main categories of use -- product fabrication and bullion investment. Fabricated gold has a wide variety of end uses. Purchasers of official coins and high-carat jewelry frequently are motivated by investment considerations, so that net private bullion purchases alone do not necessarily represent the total investment activity in physical gold.

     The profitability of the Company's current operations is significantly affected by the market price of gold. Market gold prices can fluctuate widely and are affected by numerous factors beyond the Company's control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the dollar (the currency in which the price of gold is generally quoted) and of other currencies, interest rates, central bank sales, forward sales by producers, global or regional political or economic events and production costs in major gold-producing regions such as South Africa and the former Soviet Union. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as supply and demand may affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. As the amounts produced in any single year constitute a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant impact on the supply of gold or on its price. If the Company's revenue from gold sales falls for a substantial period below its cost of production at any or all of its operations, the Company could determine that it is not economically feasible to continue commercial production at any or all of its operations. The Company's costs of production (which are equal to its costs applicable to sales on its income statement) were $200 per ounce of gold sold in 1993, $198 in 1992 and $190 in 1991.

     The volatility of gold prices is illustrated in the following table of annual high, low and average gold fixing prices per ounce on the London Bullion
Market:

                                YEAR                           HIGH      LOW    AVERAGE
        -----------------------------------------------------  -----    -----   -------
        1984.................................................  $ 406    $ 308    $ 360
        1985.................................................    341      284      317
        1986.................................................    438      326      368
        1987.................................................    500      390      446
        1988.................................................    484      395      437
        1989.................................................    416      356      381
        1990.................................................    424      346      383
        1991.................................................    403      344      362
        1992.................................................    360      330      344
        1993.................................................    406      326      360
        1994 (through March 4)...............................    395      376      384

- ---------------

Source of Data: Metals Week

     On March 4, 1994, the afternoon fixing for gold on the London Bullion Market was $376 and the spot market price of gold on the New York Commodity Exchange was $378. Gold prices on both the London Bullion Market and the New York Commodity Exchange are regularly published in most major financial publications and many nationally recognized newspapers.

REFINING AND MARKETING

     The Company currently has refining arrangements with four domestic and foreign refiners to further refine dore bullion produced at the Company's refinery located on its Nevada properties. Under the terms of the agreements with these refiners, the gold is toll refined and returned to the Company's account for sale to third parties. Management believes that because of the availability of alternative refiners, each able to supply all services needed by the Company, no adverse effect would result if the Company lost the services of any of its current refiners. Gold sales generally are made at the monthly average market price prevailing during the month before the gold is delivered plus a "contango" which is essentially an interest factor, from the end of the month until the date of delivery. See Note 8 to Item 8 for information regarding major customers and export sales.

EXPLORATION AND DEVELOPMENT

  GENERAL

     Worldwide exploration activities are conducted through NEL and certain other NGC affiliates. NEL was responsible for the discovery in 1961 of the Carlin Trend in Nevada. NMC discovered the existence of gold at the Yanacocha deposit in Peru in the 1980s. Management believes that it has one of the largest exploration and development budgets in the minerals industry based on published reports. The Company's 1994 budget for exploration and reserve development is $70 million.

     The Company is exploring for gold in other areas which management believes are highly prospective. The Company's exploration team is staffed by approximately 250 persons, the majority of whom are geologists, geochemists or geophysicists.

  CARLIN, NEVADA
  Carlin Trend -- 100% owned

     The Company conducts extensive exploration along the Carlin Trend. Prior to the consummation of the Transaction, NGC owned or otherwise controlled the mineral interests on approximately 55 square miles along the Carlin Trend (the "NGC Property"). These 55 square miles contained all of NGC's operating mines and proven and probable reserves as of December 31, 1993. As a result of the Transaction, NGC acquired from NMC ownership or control of mineral interests on an additional approximately 630 square miles of property along the Carlin Trend (which, together with the NGC Property, is herein referred to as the "Nevada Property"). Ongoing exploration on the Carlin Trend is focused on discovery of new gold deposits and extensions to known deposits and determining through drilling the mineable ore reserves within these deposits. In 1993 exploration by underground methods at Carlin was initiated to facilitate the possible location of deeper deposits of gold ore.

     Exploration and development activity on the Carlin Trend in 1993 was consistent with the Company's objective to conduct systematic exploration throughout such area, with the purpose of locating and testing all gold prospects, whether oxide or refractory, near-surface or deep. Oxide ore is ore which is amenable to gold extraction through the use of conventional size-reduction processes, such as blasting, crushing and grinding, and the dissolution of the gold in such ore using cyanidation treatment techniques common to the industry. Refractory ore contains minerals which require an additional treatment process, which is normally not necessary with oxide ore, to optimize the recovery of gold.

     In 1993, a total of 1,067 holes, totalling 649,100 feet, were drilled by the Company and NMC on the Carlin Trend in connection with reserve development and exploration activities. This compares with approximately 1,264 holes, totalling 816,000 feet, drilled in 1992.

     In 1993, approximately $26 million was spent by the Company and NMC on reserve development and exploration on the Carlin Trend. For 1994, reserve development and exploration expenditures on the Carlin Trend are expected to be approximately $28 million.

     The exploration activities on the Carlin Trend described above include activities conducted in connection with the Ivanhoe Joint Venture. The Ivanhoe Joint Venture consists of approximately 125 square miles of land, held primarily through unpatented mining claims, which lie immediately northwest of the Company's operating mines. A 75% interest in the property was acquired in March 1992 for $20.1 million. The remaining 25% is held by Touchstone Resources Company, a subsidiary of Cornucopia Resources Ltd. The Ivanhoe Joint Venture agreement provides that upon unilateral termination of the agreement by one party, the other party accedes to the interests of the terminating party in the joint venture property. Based on drilling by NMC and the prior owners, management believes that the property may have significant potential; however, there can be no assurance that such potential will be realized.

                        {INSERT NEVADA MAP -- FULL PAGE}

  PERU
  Minera Yanacocha S.A. -- 38% owned
  Northern Peru Joint Venture -- 65% interest

     Further exploration continues to be conducted at the numerous deposits owned by the Minera Yanacocha venture. See "Operations." In addition, a second Peruvian joint venture in Northern Peru has been formed between the Company and Buenaventura. The joint venture, in which the Company has a 65% interest, has staked claims on 500,000 acres of prospective ground along North and South extensions of the volcanic belt hosting the Yanacocha deposits. Initial exploration work is under way in this prospective area.

                               {INSERT PERU MAP}

  UZBEKISTAN
  Zarafshan-Newmont -- 50% owned

     In Uzbekistan, one of the Central Asian republics of the former Soviet Union, the Company has a 50/50 joint venture ("Zarafshan-Newmont") with the Uzbekistan State Committee for Geology and Mineral Resources, and Navoi Mining and Metallurgical Combine, state entities of the Republic of Uzbekistan, to produce gold from existing stockpiles of low-grade oxide ore from the Muruntau mine through leaching the ore. Uzbekistan was the second largest gold producer among the republics of the former Soviet Union, accounting for approximately 30% of the former Soviet Union's gold production. These state entities of the Uzbekistan government have guaranteed 242.5 million tons of ore with an average grade of 0.036 ounces of gold per ton, containing approximately 8.7 million ounces of gold. Net recovery is expected to be approximately 4.8 million ounces of gold over the life of the project, 50% of which will be attributable to the Company.

     The Company is managing the Zarafshan-Newmont joint venture. Production is expected to commence in early 1995 at an annual rate of approximately 450,000 ounces. Power for the project is provided by a contractual arrangement with Navoi Mining and Metallurgical Combine, which has its own power-generating facilities. The capital costs are estimated at approximately $150 million, half of which is attributable to the Company. The Zarafshan-Newmont joint venture completed a $105 million credit facility for the project in November 1993. The Company provided to its joint venture partners such partners' share of the equity capital required for the project in exchange for a portion of the existing stockpiles. See Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition." The project's gold will be sold in international markets for U.S. dollars.

                            {INSERT UZBEKISTAN MAP}

  INDONESIA
  Minahasa -- 80% owned
  Batu Hijau -- 80% owned

     The Company has two advanced gold projects in Indonesia, both of which are 80% owned with the remainder held by its partner, Mr. Jusuf Merukh, an Indonesian national. Both projects hold mineral rights pursuant to contracts of work with the Republic of Indonesia. Such contracts provide for an eight-year term for exploration and feasibility analysis and a 30-year term for mining.

     The more advanced of these projects is Minahasa, a multi-deposit project on the island of Sulawesi. The Mesel deposit is scheduled to commence production in late 1995 at an annual rate of approximately 100,000 ounces. Initial cash operating costs have been estimated at approximately $200 an ounce. A preliminary feasibility study of the Mesel deposit was completed on this project in October 1993. The Minahasa project is undergoing further study to achieve 35% of required engineering to determine more precise capital requirements, which preliminarily have been estimated at $100 million. This process is scheduled to be completed by April 1994.

     Minahasa has six deposits. The project's main deposit, Mesel, has been fully drilled and at the end of 1993 had 1.8 million ounces in proven and probable reserves. It contains both oxidized and refractory gold mineralization, and would require the construction of a small roaster plant, which pretreats refractory ore by oxidizing it prior to milling. There are five additional small gold deposits within a three-mile radius of the Mesel pit which are still undergoing exploratory drilling for assessment purposes. The Minahasa project is in close proximity to the coast of Sulawesi and does not present any significant logistical difficulties for transportation of materials and equipment.

     The second Indonesian project is the Batu Hijau deposit, on the island of Sumbawa. Batu Hijau is a porphyry gold/copper deposit that was discovered in 1990. While the economics of the deposit have not been determined, it is one of the largest single occurrences of gold mineralization ever discovered by the Company or NMC. It is located 10 miles from the island's coast, and has access to natural harbors which can be developed for transportation of materials and equipment. Seventy-nine holes have been drilled in this deposit to an average depth of 1,500 feet. A preliminary feasibility study has been completed and a full feasibility study is anticipated to commence in late 1994 to determine the economic potential of the property. Batu Hijau is considered to have significant potential, although there can be no assurance that such potential could or will be realized.

                            {INSERT INDONESIAN MAP}

  NORTHWESTERN UNITED STATES
  Grassy Mountain -- Vale, Oregon -- 100% interest
  Musgrove Creek, Idaho -- 100% interest

     The Company owns the exploration, development and mining rights on two properties acquired from Atlas Corporation ("Atlas") -- Grassy Mountain in Malheur County, Oregon, and Musgrove Creek in Lemhi County, Idaho. The rights were acquired in October 1992 through two 35-year leases, each with options for three 10-year extensions. The total lease payment was $22.5 million, which has been fully paid, plus a 5% royalty on production from Grassy Mountain against which an advance payment of $7.5 million was made.

     The Grassy Mountain project was drilled extensively by Atlas. The drilling has delineated an oxide ore gold deposit containing 995,900 ounces of gold and 2,467,000 ounces of silver. These reserves are contained in approximately 16 million tons of ore at an average grade of 0.062 ounces of gold per ton. The development plan prepared by Atlas for Grassy Mountain contemplated production of approximately 100,000 ounces of gold annually, at an estimated average operating cost over the life of the mine of approximately $150 to $200 per ounce. The Company is undertaking an engineering and geological review of the Atlas plan, which could increase or decrease the reserves, or alter the production schedule and/or costs. Subject to the results of these studies and obtaining necessary permits, production could begin in 1997. Further, the Company has begun limited exploration efforts on the Grassy Mountain property in areas outside the Atlas reserve. The 43 square miles of land which make up the Grassy Mountain property are considered to have significant additional potential, although there can be no assurance that such potential will be realized until further geological work is complete.

                          {INSERT GRASSY MOUNTAIN MAP}

     The Musgrove Creek prospect in Idaho, which covers approximately 24 square miles, is in the very early stages of exploration, but management believes the exploration potential appears promising based on results from a limited drilling program by Atlas and subsequent exploration and drilling by NMC.

  LAOS
  Newmont Viengkham Limited -- 93% owned

     The Company has a 93% interest in a joint venture for exploration in Laos. This joint venture agreement covers approximately 2,500 square miles of land which management believes is highly prospective.

  OTHER

     In addition to the exploratory projects specifically discussed above, the Company is in the preliminary stages of exploration and/or joint venture discussions in other parts of the world, including Chile, Ecuador, Mexico and Canada. There can be no assurances that any of these activities by the Company will result in any new joint ventures or other projects or that such new joint ventures or projects would result in profitable operations.

ENVIRONMENTAL MATTERS

  GENERAL

     The Company's United States gold mining and processing operations are subject to extensive federal, state and local governmental regulations for the protection of the environment, including such as relate to the protection of air and water quality and mine reclamation, and for the promotion of mine and occupational safety. Management believes that these regulations have not had, and will not in the future have, a materially more severe impact on the Company's United States operations than is experienced by other gold mining companies in the United States. Management does not believe that compliance with such regulations will have a material adverse effect on its competitive position. At this time the Company does not expect any material impact on future recurring operating costs of compliance with currently enacted environmental regulations. Ongoing costs to comply with environmental obligations have not been significant to the Company's total costs of operations. Since the Company is not able to pass on any net increases in costs to its customers, any such increases could have an effect on future profitability of the Company depending upon the price of gold. Amendments to current laws and regulations governing operations and activities of mining companies or the stringent implementation thereof could have a material adverse impact on the Company in terms of increased capital and operating expenditures.

     The Company's operations outside of the United States are also subject to governmental regulations for the protection of the environment. Management believes that these regulations have not had, and will not have, a material adverse effect on the Company's operations or its competitive position. The adoption of new laws or regulations, or amendments to current laws or regulations, regarding the operations and activities of mining companies could have a material adverse impact on the Company's capital and operating expenditures. It is estimated that compliance with regulations for the protection of the environment will require capital expenditures of approximately $3 million in 1994 in connection with the Zarafshan-Newmont joint venture and a total of approximately $5 to $10 million in 1994, 1995 and 1996 in connection with the Minahasa project in Indonesia.

  NEVADA OPERATIONS

     The Company's Nevada gold mining and processing operations generate solid waste which is subject to regulation under the federal Resource Conservation and Recovery Act ("RCRA") and similar laws of the State of Nevada. Solid waste that is considered "hazardous" is subject to extensive regulation by the U.S. Environmental Protection Agency (the "EPA") and the State of Nevada under Subtitle C of RCRA, while non-hazardous solid waste is governed by a less stringent program under Subtitle D of RCRA and solid waste management regulations of the State of Nevada. A 1980 amendment to RCRA temporarily excluded from Subtitle C regulation all solid waste from the "extraction, beneficiation, and processing of ores and minerals," until at least six months after the submission to Congress by the EPA of a study of such wastes and promulgation by the EPA of appropriate regulations.

     The EPA's study of "extraction" and "beneficiation" wastes from mining operations was submitted to Congress at the end of 1985. Six months later the EPA issued a determination that the regulation of such wastes under Subtitle C of RCRA was not warranted, and that it intended to develop specific regulations for such wastes under Subtitle D. The process of developing such regulations under Subtitle D has been underway since mid-1986. The Company is participating in that process. The EPA has indicated that the regulations for these wastes will be more stringent than the current Subtitle D program but less stringent than the hazardous waste regulations under Subtitle C. At the present time, however, there is not a sufficient basis to accurately predict the potential impacts of such regulations on the Company.

     With regard to wastes from the "processing" of ores and minerals (including refining wastes), the EPA adopted an interpretation of the exclusion of such wastes from Subtitle C regulation to limit it only to certain very high volume wastes. This interpretation became effective in the State of Nevada in August 1990. However, due to the fact that the Company recycles all potentially hazardous secondary materials generated during refining operations, this interpretation has not had, and is not expected to have, any material impact on the Company's operations.

     The Company's Nevada operations are subject to stringent state permitting regulations for protection of surface and ground water, as well as wildlife. These regulations address the design, construction, operation and closure of mining facilities, and may require additional capital and operating expenditures for current operations, expansions and development of new projects. Requirements for the closure and reclamation of pits, tailings impoundments and leaching facilities may significantly increase costs when these operations are closed. New procedural requirements may result in substantial delays when bringing new projects into production and when modifying or expanding existing operations.

     The Company's gold mining operations have the potential to produce fugitive dust, primarily from unpaved roads and material handling. These fugitive dust emissions are controlled by the use of water with chemical binders as a dust suppressant. Fugitive dust emissions are subject to regulation under the laws of the State of Nevada. The EPA's current regulations under the federal Clean Air Act exclude fugitive dust from surface mines in determining whether new or expanded sources need permits for construction under the regulations for prevention of significant deterioration ("PSD") of air quality. Extensive amendments to the federal Clean Air Act were enacted by Congress in late 1990. These amendments could ultimately increase the Company's compliance costs for air pollution permitting and/or control at its gold mining operations, but the impact on such operations is so dependent on future regulations and other contingencies that it cannot reasonably be predicted at this time.

     It is estimated that with respect to the Company's U.S. operations, compliance with federal, state and local regulations relating to the discharge of material into the environment, or otherwise relating to the protection of the environment, required capital expenditures of approximately $66 million in 1993, primarily as part of the construction of the Company's refractory ore treatment plant (see Item 2 -- "Refractory Ore Treatment Plant at Carlin"), and will require approximately $85 to $90 million of such capital expenditures in 1994, again largely due to the construction of the refractory ore treatment plant. Thereafter, annual capital expenditures for such compliance measures are expected to be less than $20 million.

  ENVIRONMENTAL LIABILITIES

     The Company is involved in several matters concerning environmental liabilities primarily associated with former mining activities of three subsidiaries of NGC (which were acquired from NMC in the Transaction) -- Idarado Mining Company ("Idarado") in the State of Colorado, Resurrection Mining Company ("Resurrection") in the State of Colorado and Dawn Mining Company ("Dawn") in the State of Washington. These liabilities were assumed by NGC in connection with the Transaction.

     Idarado is an 80.1% owned subsidiary of NGC. In 1992, Idarado and NMC entered into a consent decree to settle a lawsuit brought by the State of Colorado against them under the Comprehensive Environmental

Response, Compensation and Liability Act, generally referred to as the "Superfund Act." As well as settling natural resource damages and past and future response costs, Idarado agreed in the consent decree to undertake specified reclamation and remediation work, including ongoing care, maintenance and monitoring costs related to its former mining activities in the Telluride/Ouray area of Colorado.

     Resurrection is a wholly owned subsidiary of NGC and is a partner in a mining joint venture with ASARCO Incorporated ("ASARCO") near Leadville, Colorado. Resurrection, NMC, the joint venture and ASARCO are defendants in a lawsuit brought under the Superfund Act. The proceedings seek to compel the defendants to remediate the impacts of pre-existing mining activities which are alleged to be causing substantial environmental problems in the Leadville area. The Company is currently actively negotiating with the EPA, the State of Colorado and ASARCO to develop a reclamation and remediation plan for the site and to specify the financial obligations of the involved parties. In addition to costs of remedial action, the state and federal governments will seek to recover past and future response costs to be incurred at the site and may seek to recover damages for natural resources. The full extent of the costs to be incurred in this matter cannot yet be determined. For additional information on this matter, see Item 3 -- "Legal Proceedings."

     Dawn is 51% owned by NGC. Dawn leased a currently inactive open-pit uranium mine near Spokane, Washington and also owns a nearby uranium mill site facility. Dawn does not presently have sufficient funds to pay for reclaiming the leased land or to pay for the closure of its mill. Dawn has submitted to the State of Washington a mill closure plan which could potentially generate the necessary funds to reclaim the mine and the mill. At the request of the State of Washington, Dawn is presently doing detailed engineering for the plan. A formal decision on the plan by the State of Washington is not expected before the fourth quarter of 1994. If Dawn is not able to fund the mine and mill closure costs, the U.S. Department of Interior has notified Dawn that it would seek to hold Dawn and NMC liable for any costs incurred as a result of Dawn's failure to comply with the lease and applicable regulations for such closure. The Company intends to vigorously contest any such claims.

     At December 31, 1993, $62.7 million was accrued with respect to these matters. Depending upon the ultimate resolution of these matters, management believes that it is reasonably possible that the liability for these matters could be as much as 60% greater or 20% lower than this amount. In addition, at December 31, 1993, $42.2 million was recorded as a receivable from third parties for costs previously expended in connection with these matters and for the future liabilities estimated in connection with these matters. The third parties involved are primarily insurance carriers, who have reserved their rights or disclaimed liability under their respective policies. Certain carriers have commenced declaratory judgment actions seeking a determination that the claims are not covered. The Company is negotiating with some of the carriers for recovery of past and future costs relating to certain of the environmental matters herein discussed. NMC has also had preliminary settlement negotiations with the entire group of insurance carriers; however, these discussions are preliminary and the Company cannot reasonably predict the outcome of these negotiations at this time. In addition, NMC has instituted suit against certain of the insurance carriers in the state courts of Colorado seeking a judicial declaration that those insurance carriers are jointly and severally liable to NMC for all costs and damages that NMC has incurred or may incur in the future in connection with the Idarado consent decree described above. The Company cannot reasonably predict the outcome of this action at this time. The total receivables recorded as of December 31, 1993 represents a reasonably probable amount the Company expects to receive based upon its discussions with counsel. Although the Company cannot reasonably predict the outcome of its negotiations with the insurance carriers, it believes that ultimately a recovery of claimed costs will be made from the insurance carriers.

GENERAL

     The Company does not hold material patents or other material licenses, franchises or concessions in connection with its business.

     Capital expenditures incurred by NGC were approximately $200 million, $167 million and $97 million in 1993, 1992 and 1991, respectively.

     There were 2,140 persons employed by NGC at December 31, 1993 (exclusive of NEL employees working on NGC Property and at other locations on behalf of NGC), of which 1,333 were hourly and 807 were salaried staff. The Company's hourly production and maintenance employees at Carlin are represented by a union and covered by a collective bargaining agreement which expires on September 30, 1996. Giving effect to the Transaction, there would have been 2,370 persons employed by the Company at December 31, 1993.

ITEM 2. PROPERTIES

PRODUCTION

  CARLIN, NEVADA -- 100% OWNED

     The Company's operations along the Carlin Trend are divided geographically into three management areas: the North Area which includes the Post, Carlin and Genesis mines and Mills No. 1 and No. 4; the South Area which includes the Gold Quarry mine and Mills No. 2 and No. 5; and the Rain Area which includes the Rain mine and Mill No. 3. Each of these areas has a leach facility. See map on page 5 herein.

     In 1993, ore was produced from five open pit mines -- Genesis, Post, Carlin, Gold Quarry and Rain. It is expected that the Rain mine will be decommissioned in late 1994 when its ore reserves are fully depleted. The Post mine is being mined by Barrick Goldstrike Mines, Inc. ("Barrick") under a joint mining agreement executed in December 1992 by NGC and Barrick for the exploitation of the shared Post deposit and other related matters. The lower and deep zones of this ore body contain approximately 9.25 million ounces of gold, of which NGC owns 4.88 million ounces and Barrick the remaining 4.37 million ounces. The parties will share the cost of mining the ore body in proportion to their interests in the contained gold. The Company will benefit from lower costs of mining than if it had separately mined its portion of the Post ore body. See
Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition." See map on page 5 herein.

                                MINE PRODUCTION
                                 DRY SHORT TONS
                                     (000S)

                                                                  1993                                    1992
                                                   -----------------------------------     ----------------------------------
                                                    MILL    LEACH                           MILL    LEACH
                                                    ORE      ORE      WASTE     TOTAL       ORE      ORE     WASTE     TOTAL
                                                   ------   ------   -------   -------     ------   ------   ------   -------
North Area -- Genesis............................   2,336   12,704    50,413    65,453        690   10,383   31,449    42,522
           -- Carlin.............................      64    2,789     3,929     6,782         77    1,409    2,073     3,559
           -- Post...............................     420    1,066    15,188    16,674      1,845    6,190    6,616    14,651
                                                   ------   ------   -------   -------     ------   ------   ------   -------
                                                    2,820   16,559    69,530    88,909      2,612   17,982   40,138    60,732
South Area -- Gold Quarry........................  11,005   36,760    56,283   104,048     10,364   22,141   47,107    79,612
Rain Area  -- Rain...............................   1,049    2,951     7,758    11,758        901    1,700   10,268    12,869
                                                   ------   ------   -------   -------     ------   ------   ------   -------
        Total....................................  14,874   56,270   133,571   204,715     13,877   41,823   97,513   153,213
                                                   ------   ------   -------   -------     ------   ------   ------   -------
                                                   ------   ------   -------   -------     ------   ------   ------   -------

     The Company has an established program for the maintenance and repair of its equipment and facilities. Management believes that the facilities are generally in a state of good repair. The Company has a continuous program of capital investment that includes, as necessary or advisable, the replacement, modernization or expansion of its equipment and facilities. For a discussion of anticipated future capital expenditures at the Company's Nevada operations, see
Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition." Power for the Company's Nevada operations is provided by public utilities.

     With the principal exception of its Gold Quarry and Rain properties, the Company's Nevada properties are owned primarily in fee, having been acquired from the United States by mineral patents and from others. The Company owns in fee or controls through long-term mining leases and unpatented mining claims all of the minerals and surface area within the boundaries of the present and projected mining areas of the Gold Quarry property. Such long-term leases extend for at least the anticipated life of the mine. In a substantial portion of such present and projected mining areas, the Company owns a 10% undivided interest in the minerals and with respect to the remaining 90% has agreed to pay a royalty to third party lessors that is equivalent to approximately 18% of production therefrom. The Company also has less significant royalty commitments to other parties with respect to other portions of the Gold Quarry property and certain of its other properties, notably Rain. See Item
7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition."

     The U.S. Congress is considering various proposed amendments, including proposals supported by the Clinton Administration, to the General Mining Law of 1872, which governs mining claims and related activities on federal public lands. Among other things, these proposals would impose royalties on gold production from claims on federal lands. Approximately 94% of the Company's proven and probable ore reserves in Nevada are located on private land and, therefore, not potentially subject to such government proposals to impose a royalty on gold production from federal lands.

  Mill Facilities at Carlin

     Mill No. 1 was built in 1965 and has treated ore from mines in the North Area such as Carlin, Genesis and Post. It treated an average of 2,600 tons per day of refractory and oxide ores in 1993. The treatment processes include primary and secondary crushing, grinding and cyanide leaching with gold recovery onto activated carbon using a carbon-in-pulp ("CIP") circuit. Mill No. 1 also contains a chlorination pre-treatment circuit for the processing of carbonaceous refractory gold ores. After pre-treatment, the ore pulp is combined with the oxide ore pulp for cyanide leaching with gold recovery onto activated carbon. The gold is then stripped from the carbon and refined to ore at NGC's refinery.

     Mill No. 2 was commissioned in 1985 and is located in the South Area adjacent to the Gold Quarry open pit mine. It treated an average of 9,200 tons per day of oxide ore in 1993. The treatment processes consist of primary crushing, semi-autogenous grinding and cyanide leaching with gold recovery by CIP and carbon-in-column ("CIC") technologies. Mill No. 2 will be taken out of service in 1994, once the refractory ore treatment plant becomes fully operational, which is expected to occur in the third quarter of 1994. See "Refractory Ore Treatment Plant at Carlin."

     Mill No. 3 was commissioned in 1988 and is located in the Rain Area some thirteen miles southeast of the town of Carlin, Nevada. In 1993, it treated an average of 2,500 tons of oxide ore per day. The treatment processes consist of primary and secondary crushing, a grinding circuit and cyanide leaching with gold recovery onto activated carbon through the use of a CIP circuit. This mill is expected to be decommissioned in late 1994 when the Rain Mine ore reserves are fully depleted.

     Mill No. 4 was commissioned in 1989 and is located in the North Area approximately one mile northeast of the Post deposit. In 1993, it treated an average of 7,400 tons of oxide ore per day from the Post and Genesis mines. The treatment process is similar to Mill No. 2, but instead of a leach tank and CIP circuit, carbon-in-leach ("CIL") and CIC circuits are in place.

     Mill No. 5 was commissioned in 1988 and is located in the South Area adjacent to Mill No. 2. In 1993, it treated an average of 17,600 tons of oxide ore per day. The treatment process is similar to Mill No. 4.

                                MILL PRODUCTION

                                                 1993                                             1992
                             ---------------------------------------------    ---------------------------------------------
                             DRY SHORT                                        DRY SHORT
                               TONS        GRADE                   OUNCES       TONS        GRADE                   OUNCES
                              MILLED      (OUNCES     INDICATED   PRODUCED     MILLED      (OUNCES     INDICATED   PRODUCED
                              (000S)      PER TON)    RECOVERY     (000S)      (000S)      PER TON)    RECOVERY     (000S)
                             ---------    --------    --------    --------    ---------    --------    --------    --------
Mill No. 1 -- North Area...       960       0.094       85.6%        82.5          562       0.087       82.7%        40.9
Mill No. 2 -- South Area...     3,368       0.090       81.4%       239.2        3,652       0.083       80.4%       238.1
Mill No. 3 -- Rain Area....       903       0.101       85.7%        77.0          903       0.118       85.3%        95.9
Mill No. 4 -- North Area...     2,692       0.111       84.9%       252.5        2,416       0.114       85.0%       241.2
Mill No. 5 -- South Area...     6,419       0.081       80.5%       412.3        6,231       0.084       79.7%       417.3
                             ---------                            --------    ---------                            --------
        Total..............    14,342       0.091       82.4%     1,063.5       13,764       0.091       81.6%     1,033.4
                             ---------                            --------    ---------                            --------
                             ---------                            --------    ---------                            --------

  Refractory Ore Treatment Plant at Carlin

     The Company is building a low-temperature roaster plant to oxidize refractory ores in conjunction with existing milling facilities in the South Area of operations on the Carlin Trend. This modern roaster, which is scheduled to be completed in the third quarter of 1994, will be capable of treating 8,000 tons of ore per day and is expected to cost approximately $300 million which is to be funded from cash balances, operating cash flow and borrowings.

     The plant will enable the Company to oxidize and treat higher grades of refractory ores that contain both sulfides and active carbon. While the capital costs per ton of capacity for a roaster are higher than those of an autoclave (an oxidation process in which high temperatures and pressures are applied to convert refractory sulfidic mineralization into cyanide amenable oxide ore), the nearest alternative process for mill-grade refractory ore, the roaster's operating costs per ton are expected to be lower than the costs of operating an autoclave. Autoclaves, furthermore, will not treat ores containing active carbon, as do modern roasters.

  Leaching Facilities at Carlin

     Processing at the Carlin leaching operations consists of crushing, dump leaching, and carbon adsorption facilities. The ore is hauled from the mines to crushing plants for size reduction. The ore is then agglomerated with cement at a controlled moisture content and stacked on impermeable pads. Leach ore which is mined in excess of crushing capacity is placed directly on the leach pads, without first being crushed, to avoid stockpile rehandling costs. The ore is then leached with a low concentration cyanide solution. The gold leaching solutions are collected and passed through columns of activated carbon wherein the removal of gold is accomplished by adsorption. The barren solutions are then returned for re-use in the process. Gold recovery from carbon is accomplished at a central carbon handling facility. See "Other Facilities at Carlin." The South Area leach facility, commissioned in 1989, was expanded during 1991 and 1992. The North Area leach facility was commissioned in 1988 and expanded in 1991, 1992 and 1993. In 1994 expansions are planned in both the North and South Areas. The Rain Area leach facility was commissioned in 1988.

                                LEACH PRODUCTION

                                                            1993                                    1992
                                            ------------------------------------    ------------------------------------
                                            DRY SHORT                               DRY SHORT
                                              TONS        GRADE        OUNCES         TONS        GRADE        OUNCES
                                             PLACED      (OUNCES     PRODUCED(1)     PLACED      (OUNCES     PRODUCED(1)
                                             (000S)      PER TON)      (000S)        (000S)      PER TON)      (000S)
                                            ---------    --------    -----------    ---------    --------    -----------
North Area................................    19,466       0.019        235.7         20,532       0.024        263.7
South Area................................    36,557       0.019        344.3         21,366       0.020        272.4
Rain Area.................................     2,922       0.021         22.9          1,897       0.022         18.4
                                            ---------                   -----       ---------                   -----
        Total.............................    58,945       0.019        602.9         43,795       0.022        554.5
                                            ---------                   -----       ---------                   -----
                                            ---------                   -----       ---------                   -----

- ---------------

(1) Leach recovery from tons placed fluctuates from year-to-year due to ore grade, differing solution application rates, cycle times, as well as varying inventories of unleached material placed on pads.

  Bioleaching at Carlin

     As an extension of its current leaching operations, field tests have confirmed the commercial viability of a patented bioleaching process to recover gold from low-grade sulfidic materials that previously could not be treated economically. The Company's patented process has proved economic on lowgrade sulfidic material that already has been mined as a consequence of activity to recover higher-grade sulfidic material or oxidized ores. In the bioleaching process, high-density cultures of naturally occurring bacteria are added to low-grade ore as it is placed on leach pads. The bacteria break down the sulfide crystal structure in the ore, allowing the gold subsequently to be dissolved and recovered through normal heap leaching processes.

     The Company has a second bioleaching process under longer-range commercial tests which is aimed at recovering gold from low-grade sulfidic material that contains active carbon. Such carbon currently prevents economic recovery of contained gold by absorbing gold from the solution into which it has been dissolved.

     The Company has an agreement with Barrick which could allow NGC the opportunity to treat and recover gold from Barrick's low-grade refractory material. If the Company's patented bioleaching process has commercial applicability to Barrick's material, the Company could construct and operate a facility for such treatment in return for a 50% share of the profits, after recovery of capital.

  Other Facilities at Carlin

     As discussed above, all of the Company's Carlin milling and leaching plants recover gold onto activated carbon. The gold-bearing activated carbon from all of these plants is processed at the Company's central carbon processing plant located in its South Area of operations. The gold is stripped from the gold-bearing carbon into a solution which is then subjected to an electrowining process at the Company's refinery, located near the carbon handling plant. After the gold is stripped from the carbon at the carbon processing plant, the carbon is then "re-activated" and returned to the various milling and leaching facilities for reuse. The refinery also includes a retorting process to remove mercury, which would otherwise be vaporized and released to the atmosphere, from the electrowining product. The mercury is sold as a by-product. The refinery produces dore bullion which typically has a gold and silver content of 85% to 95%. This dore bullion is then sent to custom toll refiners who further refine the dore and recover the gold and silver at, typically, a pureness of 99.99%.

     The refinery, analytical laboratory and administration offices are located in the vicinity of Mills Nos. 2 and 5 in the South Area. The Company also has an advanced metallurgical research laboratory in Salt Lake City, Utah.

  MINERA YANACOCHA -- 38% OWNED

     Minera Yanacocha commenced production in August 1993. During the final five months of the year, it produced a total of 81,500 ounces of gold from the Carachugo mine. This was equivalent to an annual rate of approximately 220,000 ounces. The Maqui Maqui deposit is expected to commence production at a rate of approximately 180,000 ounces annually at the end of 1994. Minera Yanacocha's total production is expected to be approximately 350,000 to 400,000 ounces in 1995.

PROVEN AND PROBABLE ORE RESERVES

     The Company's proven and probable reserves, on a pro forma basis giving effect to the Transaction, were approximately 25,977,000 ounces and 23,755,000 ounces of gold at December 31, 1993 and December 31, 1992, respectively.

  CARLIN, NEVADA

     The Company's estimate of its proven and probable ore reserves at Carlin, Nevada at December 31, 1993 and 1992 is set forth in the table below. The proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry. Calculations with respect to the estimates as of December 31, 1993 and 1992, are based on a gold price of $400 per ounce. NGC's management believes that if its reserve estimates were to be based on gold prices as low as $300 per ounce with current operating costs, 1993 year-end reserves would decrease by approximately 16%. Conversely, if its reserve estimates were to be based on a gold price of $500 per ounce with current operating costs, 1993 year-end reserves would increase by approximately 19%. These reserves represent the total quantity of ore to be extracted from the deposits or stockpiles, allowing for mining efficiencies and ore dilution.

                                                    DECEMBER 31, 1993                         DECEMBER 31, 1992
                                          -------------------------------------     -------------------------------------
                                          DRY SHORT                                 DRY SHORT
             DEPOSITS WITH                  TONS          GRADE       CONTAINED       TONS          GRADE       CONTAINED
               PROVEN AND                  (2)(3)        (OUNCES      OUNCES(5)      (2)(3)        (OUNCES      OUNCES(5)
          PROBABLE RESERVES(1)             (000S)      PER TON)(4)     (000S)        (000S)      PER TON)(4)     (000S)
- ----------------------------------------  ---------    -----------    ---------     ---------    -----------    ---------
North Area
  Capstone/Bootstrap....................    22,956        0.037            838        22,956        0.037            838
  Carlin................................     2,069        0.034             71         9,119        0.028            256
  Deep Star.............................       849        0.929            789           849        0.929            789
  Genesis...............................    65,875        0.032          2,090        74,493        0.032          2,358
  North Star(6).........................        --           --             --         5,700        0.035            200
  Pete..................................     6,423        0.026            169         6,423        0.026            169
  Post..................................    30,812        0.169          5,217        32,589        0.162          5,264
  Tara..................................     5,133        0.057            292            --           --             --
  Stockpiles............................     9,488        0.034            321        11,404        0.039            440
                                          ---------                   ---------     ---------                   ---------
                                           143,605        0.068          9,787       163,533        0.063         10,314
                                          ---------                   ---------     ---------                   ---------
South Area
  Gold Quarry...........................   145,189        0.041          5,906       179,915        0.041          7,299
  MAC...................................     5,677        0.016             89         5,677        0.016             89
  Tusc..................................    13,378        0.062            827        13,378        0.062            827
  Stockpiles............................    18,463        0.046            849         9,566        0.050            479
                                          ---------                   ---------     ---------                   ---------
                                           182,707        0.042          7,671       208,536        0.042          8,694
                                          ---------                   ---------     ---------                   ---------
Rain Area
  Emigrant Springs......................     4,864        0.035            169         4,853        0.035            168
  Rain/SMZ..............................       979        0.054             53         4,575        0.050            227
  Stockpiles............................     2,830        0.031             89         1,776        0.032             57
                                          ---------                   ---------     ---------                   ---------
                                             8,673        0.036            311        11,204        0.040            452
                                          ---------                   ---------     ---------                   ---------
                                           334,985        0.053         17,769(7)    383,273        0.051         19,460
                                          ---------                   ---------     ---------                   ---------
                                          ---------                   ---------     ---------                   ---------

- ---------------
(1) The term "reserve" means that part of a mineral deposit which can be reasonably assumed to be economically and legally extracted or produced at the time of the reserve determination.

    The term "economically," as used in the definition of reserve, implies that profitable extraction or production under defined investment assumptions has been established or analytically demonstrated. The assumptions made must be reasonable, including assumptions concerning the prices and costs that will prevail during the life of the project.

    The term "legally," as used in the definition of reserve, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, there should not be any significant uncertainty concerning issuance of these permits or resolution of legal issues.

    The term "proven reserves" means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the result of detailed sampling; and
    (c) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established.

    The term "probable reserves" means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

(2) Represents the total quantity of ore to be extracted from each deposit or stockpile, allowing for mining efficiencies and ore dilution.

(3) Calculated using cutoff grades for 1993 and 1992 as follows: oxide leach material not less than 0.006 ounce per ton; refractory mill material not less than 0.07 ounce per ton; oxide mill material varies. Ore reserves were calculated using different recoveries depending on each deposit's metallurgical properties and process. The average oxide mill recoveries utilized were as follows (1992 values in parenthesis): Mill No. 1 -- 85% (85%); Mill No. 2 -- 85% (85%); Mill No. 3 -- 86% (86%); Mill No. 4 -- 82%
    (84%); Mill No. 5 -- 85% (85%). The average refractory mill recoveries utilized were: Mill No. 1 -- 85% (85%). Roaster -- (engineered estimate) 88% (88%). The following average leach recoveries utilized were used for oxide material: North Area -- 65% (66%); South Area -- 70% (70%); Rain Area -- 56% (57%).

    The term "cut-off grade" means the lowest grade of mineralized rock that qualifies as ore in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and milling or leaching facilities available.

(4) The stated average grade (ounces per ton) may not correspond to that determined by direct calculation due to rounding.

(5) Contained ounces are prior to any losses during metallurgical treatment.

(6) North Star's 1993 year-end reserves are included with the 1993 year-end Genesis reserves. The latter's ultimate pit area now includes North Star.

(7) Approximately 50% of these reserves are refractory in nature. Refractory ore is not amenable to the normal cyanidation recovery processes currently used by NGC. Such ore must be oxidized before it is subjected to the normal recovery processes. All refractory reserves are of mill-grade material containing at least 0.07 ounces per ton.

  NON CARLIN TREND PROVEN AND PROBABLE RESERVES

     Proven and probable ore reserves acquired from NMC in the Transaction as of December 31, 1993 and 1992, other than those on the Carlin Trend, are listed below, together with the Company's equity interest in such projects and prospects. These reserves represent the total quantity of ore to be extracted from the deposits or stockpiles, allowing for mining efficiencies and ore dilution. Contained ounces are prior to any losses during metallurgical treatment.

                                         DECEMBER 31, 1993
                     -----------------------------------------------------------
                                                                      COMPANY'S
                                  DRY                                 EQUITY IN
                                 SHORT          GRADE      CONTAINED  CONTAINED
                    COMPANY'S    TONS        (OUNCES PER    OUNCES     OUNCES
                     EQUITY     (000S)         TON)(5)      (000S)     (000S)
                    ---------  ---------     -----------   ---------  ---------
Zarafshan-Newmont
  (Uzbekistan)....    50%      242,508(1)      0.036(1)      8,674      4,337
Minahasa
(Indonesia).......    80%        8,380(2)      0.215(2)      1,799      1,439
Minera
Yanacocha
(Peru)............    38%       84,666(3)      0.045(3)      3,780      1,436
Grassy
 Mountain
 (Oregon).........   100%       15,984(4)      0.062(4)        996        996
                               ---------                   ---------  ---------
 Total............             351,538                      15,249      8,208
                               ---------                   ---------  ---------
                               ---------                   ---------  ---------

                                         DECEMBER 31, 1992
                     -----------------------------------------------------------
                                                                      COMPANY'S
                                  DRY                                 EQUITY IN
                                 SHORT          GRADE      CONTAINED  CONTAINED
                    COMPANY'S    TONS        (OUNCES PER    OUNCES     OUNCES
                     EQUITY     (000S)         TON)(5)      (000S)     (000S)
                    ---------  ---------     -----------   ---------  ---------
Zarafshan-Newmont
  (Uzbekistan)...       50%      165,347(1)     0.034(1)     5,578      2,789
Minahasa
(Indonesia)......       80%           --           --           --         --
Minera
Yanacocha
(Peru)...........       40%       31,689(3)     0.040(3)     1,275        510
Grassy
 Mountain
 (Oregon)........      100%       15,984(4)     0.062(4)       996        996
                                 -------                     -----      -----
 Total...........                213,020                     7,849      4,295
                                 -------                     -----      -----
                                 -------                     -----      -----

- ---------------

(1) Material available to Zarafshan-Newmont for processing, from designated stockpiles or from other specified sources. All ore is oxidized. Tonnage and gold content of material available to the Company for processing, from the designated stockpiles or from other specified sources, are guaranteed by state entities of Uzbekistan. The Company has completed confirmatory surveying, sampling, assaying and metallurgical testing on a substantial part of this material. Material will be crushed and leached. The feasibility study prepared by the joint venture used a gold price of $350 per ounce and 50% to 65% leach recovery rate, depending on material type.

(2) Calculated by the Company using a gold price of $350 per ounce, a cutoff grade of 0.058 ounces per ton and mill recovery rates of 80% to 89% depending on material type. Substantially all the ore is refractory.

(3) Calculated by the Company using a gold price of $350 per ounce and a cutoff grade not less than 0.010 ounces per ton. Reserves are contained in four deposits. Material is being leached. Assumed leach recovery is 60% to 83%, depending on each deposit's metallurgical properties. All ore is oxidized.

(4) As published by Atlas Corporation in its Annual Report for the year ended June 30, 1991. All ore is oxidized and will be leached or milled. Feasibility study used a gold price of $350 per ounce, a 52.5% leach recovery rate, a 94% mill recovery rate and variable cutoff grades of at least 0.018 ounces per ton.

(5) The stated average grade (ounces per ton) may not correspond to that determined by direct calculation due to rounding.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION RELATING TO THE TRANSACTION

     On January 13 and 19, 1994, respectively, two identical actions, both of which purported to be stockholder derivative actions, were commenced in the Court of Chancery for the State of Delaware, by alleged stockholders of the Company. The original defendants in the actions were NMC and the members of NGC's Board of Directors (collectively, the "Original Defendants"). The separate actions were consolidated on February 17, 1994 (the "Action"). The complaints sought relief for alleged breaches of fiduciary duties by the Original Defendants in connection with (i) a series of intercompany advances from NGC to NMC which the plaintiffs claimed were made at rates that did not approximate negotiated, arm's-length rates, thereby wasting NGC's assets, and (ii) the Transaction described in Item 1, which the plaintiffs claimed would not benefit NGC and would waste its corporate assets. The plaintiffs thereafter filed an amended complaint asserting claims for injunctive relief and for damages against the Original Defendants and NGC (collectively, the "Defendants") on behalf of a class of NGC stockholders (other than the Original Defendants) as of January 21, 1994, the record date for voting with respect to the proposed Transaction, and their successors in interest. In addition to alleging that certain of the disclosures in the Proxy Statement relating to the Transaction were inadequate, the amended complaint claimed that consummation of the proposed Transaction would be unfair to the minority stockholders of NGC and a breach of fiduciary duties of the Defendants.

     On March 4, 1994, following certain discovery, the parties reached an agreement in principle to settle all claims asserted in the Action (as described below, the "Settlement"). Under that agreement, the essential terms of which are set forth in a Memorandum of Understanding dated March 4, 1994, the parties agreed to certification of a class for settlement purposes only consisting of all holders of record of NGC Common Stock (other than NMC, the individual Defendants, members of their immediate families and their legal representatives, heirs, successors or assigns) as of January 21, 1994 and their successors in interest (collectively, the "Settlement Class").

     Under the terms of the Settlement, NGC has agreed to make to all members of the Settlement Class who were stockholders of record on January 21, 1994 a special payment of 6 1/2 cents per share. NGC has also agreed as part of the Settlement to pay for the costs of notice and administration of the Settlement. In addition, NGC has agreed to pay the plaintiffs' reasonable attorneys' fees and expenses in an amount to be determined by the Court, which shall not exceed $300,000.

     NMC, NGC and each of the members of the Board of Directors of NGC believe that the claims asserted in the Action are without merit, but have agreed to settle the Action solely to avoid the expense and inconvenience of further protracted and time-consuming litigation. The Settlement is conditioned upon, among other things, (i) the execution of a definitive settlement agreement; (ii) final Court approval; and (iii) no other actions being filed which, in the reasonable judgement of the Defendants, would materially undermine the Defendants' rationale for settling (i.e., to eliminate the cost of further protracted litigation relating to the Transaction). If the Court, following notice to the Settlement Class and a hearing, approves the Settlement, it will be asked to enter an order and judgement providing for (a) the dismissal of the Action on the merits, and with prejudice as against NGC and the members of the Settlement Class, and (b) the general release of all claims which have been or could have been asserted by NGC or any member of the Settlement Class against the Defendants relating to or arising out of or in connection with any of the claims, transactions, facts, disclosures, matters or occurrences referred to in, or which are the subject matter of, the amended complaint in the Action.

OTHER LITIGATION

     In December 1983, the State of Colorado filed a lawsuit in the United States District Court for the District of Colorado under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA), 42 U.S.C. 9601 et seq., seeking clean-up and damages for alleged injury to natural resources due to releases of hazardous substances into the environment. This case, State of Colorado v. ASARCO, Inc., et al. (Civil Action No. 83-C-2388), has since been consolidated with another action, United States of America v. Apache Energy & Minerals, et al. (Civil Action No. 86-C-1676), which was filed

August 6, 1986, and involves allegations of environmental impairment in the vicinity of Leadville, Colorado, including the area of the operations and property of the Res-ASARCO Joint Venture which owns the Black Cloud Mine, the Yak Tunnel, and adjacent property. The State and the United States seek remedial actions and damages from a number of defendants, including NMC and NGC's wholly-owned subsidiary, Resurrection Mining Company, which is a partner with ASARCO in the Res-ASARCO Joint Venture. In connection with the Transaction, NGC assumed, among other things, all liabilities of NMC relating to this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1993.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     NGC's executive officers as of March 4, 1994 were:

        NAME             AGE                       OFFICE
- ---------------------    ---     ------------------------------------------
Gordon R. Parker         58      Chairman
Ronald C. Cambre         55      Vice Chairman and Chief Executive Officer
T. Peter Philip          61      President and Chief Operating Officer
Graham M. Clark, Jr.     48      Senior Vice President and General Counsel
Walter R. Lawrence       47      Senior Vice President, Operations
Wayne W. Murdy           49      Senior Vice President and Chief Financial
                                   Officer
David A. Baker           39      Vice President, Environmental Affairs
Mary E. Donnelly         42      Vice President, Government Relations
Gary E. Farmar           39      Vice President and Controller
Eric Hamer               51      Vice President, Indonesian Projects
James F. Hill            58      Vice President, Corporate Relations
Donald G. Karras         40      Vice President, Taxes
Michael G. Moran         52      Vice President, Engineering Services
W. James Mullin          48      Vice President and General Manager
Jean-Michel Rendu        50      Vice President, Mine Engineering and
                                   Information Systems
Timothy J. Schmitt       51      Vice President, Secretary and Assistant
                                   General Counsel
Patricia A. Flanagan     35      Treasurer and Assistant Secretary

     There are no family relationships by blood, marriage or adoption among any of the above executive officers of NGC. All executive officers are elected annually by the Board of Directors, or until their respective successors are chosen and qualify. There is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he or she was selected as an officer.

     Mr. Parker has been Chairman of NGC for more than five years. He was Chief Executive Officer from October 31, 1988 to November 1, 1993. He is also Chairman of NMC.

     Mr. Cambre was elected Vice Chairman and Chief Executive Officer of NGC on September 23, 1993 (effective November 1, 1993). Previously he served as Vice President and Senior Technical Advisor to the Office of Chairman of Freeport-McMoRan Inc., a natural resources company, since 1988. He is also Vice Chairman and Chief Executive Officer of NMC.

     Mr. Philip has been President and Chief Operating Officer of NGC since October 31, 1988. Previously, he was President of NGC. He is also President and Chief Operating Officer of NMC.

     Mr. Clark was elected a Senior Vice President of NGC on October 30, 1991 (effective September 11, 1991). He was elected Vice President and General Counsel as of October 31, 1988. Previously, he was Western Regional Counsel and Assistant Secretary of NGC. He is also Senior Vice President and General Counsel of NMC.

     Mr. Lawrence was elected Senior Vice President, Operations of NGC on October 30, 1991. Previously, he was a Vice President of NGC serving in various capacities in operations and project development. He is also Senior Vice President, Operations of NMC.

     Mr. Murdy was elected Senior Vice President and Chief Financial Officer of NGC on December 16, 1992 (effective December 31, 1992). Previously, he served as Senior Vice President and Chief Financial Officer of Apache Corporation, an oil and gas exploration and production company, since May 1991. Prior to that he had been Chief Financial Officer of Apache Corporation since December 1987 and a Vice President since February 1987. He is also Senior Vice President and Chief Financial Officer of NMC.

     Mr. Baker was elected Vice President, Environmental Affairs of NGC on April 24, 1991 (effective March 11, 1991). Previously, he held various environmental positions with NGC and NMC. He is also Vice President, Environmental Affairs of NMC.

     Ms. Donnelly was elected Vice President, Government Relations of NGC on June 12, 1990. She has also held various government relations positions with NMC for more than five years. She is also Vice President, Government Relations of NMC.

     Mr. Farmar was elected Vice President of NGC on December 16, 1992 and Controller on October 30, 1991. He had served as Assistant Controller since January 28, 1989. Prior to that he served as Controller of Petro-Lewis Corporation, an independent oil and gas producer, for three years. He is also Vice President and Controller of NMC.

     Mr. Hamer was elected a Vice President of NGC as of October 31, 1988. He served as Vice President and General Manager from October 30, 1991 to December 31, 1992. Previously, he served as Vice President and Resident Manager since March 11, 1991 and as Vice President, Operations from October 31, 1988 to March 10, 1991. He is also Vice President, Indonesian Projects of NMC.

     Mr. Hill was elected Vice President, Public Relations of NGC as of October 31, 1988. He is also Vice President, Corporate Relations of NMC.

     Mr. Karras was elected Vice President, Taxes of NGC on December 16, 1992 (effective November 9, 1992). Previously, he served as director of taxes of Kennecott Corporation, a natural resources company, for four years. He is also Vice President, Taxes of NMC.

     Mr. Moran was elected Vice President, Engineering Services of NGC on December 15, 1993 (effective January 17, 1994). Previously, he was employed by BHP Minerals International Inc., a natural resources company, for more than five years where he was responsible for the development and management of major construction projects.

     Mr. Mullin was elected Vice President and General Manager of NGC on December 15, 1993. Previously, he served as Acting General Manager of NGC from January 1, 1993 to December 14, 1993. Prior to that he held various senior operating positions with NGC.

     Mr. Rendu was elected a Vice President of NGC as of October 31, 1988. He was designated Vice President, Information Systems on November 26, 1991 and Vice President, Mine Engineering on March 11, 1991 having previously served as Vice President, Technical and Scientific Systems since October 31, 1988. Prior to that he was Director of Technical and Scientific Systems of NEL. He is also Vice President, Mine Engineering and Information Systems of NMC.

     Mr. Schmitt was elected a Vice President of NGC as of October 31, 1988. He was elected Secretary of NGC on February 22, 1989 (effective March 1, 1989). He was designated Assistant General Counsel on October 30, 1991 having previously served as Chief Accounting Officer since October 31, 1988. He is also Vice President, Secretary and Assistant General Counsel of NMC.

     Ms. Flanagan was elected Treasurer of NGC on December 16, 1992. Previously she was an Assistant Treasurer from October 28, 1988 through December 15, 1992. She was appointed Assistant Secretary on June 24, 1992. She is also Treasurer and Assistant Secretary of NMC.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     NGC's Common Stock is traded on the New York Stock Exchange. NGC's stock prices in 1993 and 1992 were:

                                                                               1993                1992
                                                                          --------------      --------------
                                                                          HIGH      LOW       HIGH      LOW
                                                                          ----      ----      ----      ----
        First quarter...................................................  $40 3/8   $27 7/8   $46 5/8   $37
        Second quarter..................................................  $49       $35 7/8   $46 3/4   $35 3/4
        Third quarter...................................................  $51 5/8   $38 1/2   $51 5/8   $39 1/2
        Fourth quarter..................................................  $47 5/8   $39 5/8   $42 3/4   $29 7/8

     On March 21, 1994, the approximate number of holders of record of NGC's Common Stock was 1,270.

     An annual dividend of $0.05 per share ($5,244,000 in the aggregate) was declared on October 25, 1993 and on October 27, 1992. NGC currently intends to increase its annual dividend to the level which has recently been paid on the NMC Common Stock (after adjusting for the stock split effected in connection with the Transaction). The determination of the amount of future dividends, however, will be made by the Company's Board of Directors from time to time and will depend on the Company's future earnings, capital requirements, financial condition and other relevant factors. Under a revolving credit facility assumed by NGC in the Transaction, as of December 31, 1993, the amount available for payment of future dividends to common and preferred shareholders was limited to $173.6 million.

ITEM 6. SELECTED FINANCIAL DATA

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                   ------------------------------------------------
                                                     1993       1992      1991      1990      1989
                                                   --------    ------    ------    ------    ------
                                                           (IN MILLIONS, EXCEPT PER SHARE)
Sales............................................  $  601.6    $546.4    $572.7    $643.2    $559.2
Income before cumulative effect of changes in
  accounting principles..........................  $  113.1    $ 87.4    $125.9    $141.7    $118.0
Net income.......................................  $  115.8    $ 81.1    $125.9    $141.7    $118.0
Earnings per share:
  Income before cumulative effect of changes in
     accounting principles.......................  $   1.08    $ 0.83    $ 1.20    $ 1.35    $ 1.13
  Net income.....................................  $   1.10    $ 0.77    $ 1.20    $ 1.35    $ 1.13
Dividends declared per share.....................  $   0.05    $ 0.05    $ 0.05    $ 0.05    $ 0.05
AT DECEMBER 31,
Total assets.....................................  $1,021.9    $905.3    $816.7    $706.9    $662.6
Stockholders' equity.............................  $  924.0    $810.4    $734.6    $614.0    $477.5

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Before the cumulative effect of changes in accounting principles, the Company earned $113.1 million, or $1.08 per share; $87.4 million, or $0.83 per share; and $125.9 million, or $1.20 per share, in 1993, 1992 and 1991, respectively. The change in income between years is largely a reflection of the average annual gold price received by the Company which was $361 per ounce in 1993, $344 per ounce in 1992 and $363 per ounce in 1991. The Company recognized the cumulative effect of a change in accounting principles in 1993 and 1992. In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which resulted in a benefit for the cumulative effect of $2.7 million, or $0.02 per share. Further information about this change in accounting for income taxes can be found in Note 5 to Item 8. In 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which resulted in a charge for the cumulative effect of $6.4 million, or $0.06 per share. Further information about this accounting change is included in Note 7 to
Item 8.

     Effective January 1, 1994, the Company acquired all of the assets and liabilities of its parent company, Newmont Mining Corporation ("NMC"), as further discussed in Note 13 to Item 8. On a pro forma basis, the Company would have earned $90.2 million, or $0.94 per share, in 1993 assuming the transaction had been consummated at the beginning of 1993. See the end of "Results of Operations" for a further discussion of the impacts of this transaction on the Company's operations.

     The Company's operations have been concentrated in the Carlin Trend area of Nevada. Changes in sales revenues between 1993, 1992 and 1991 are a function of the average price received for gold each year and gold production levels. The Company produced 1,666,400 ounces of gold in 1993, 1,587,900 ounces in 1992 and 1,576,900 ounces in 1991. The effects on sales revenues of the changes in the average annual gold price received and annual production levels between years are reflected in the following table (in thousands):

                                                                 1993 VS. 1992     1992 VS. 1991
                                                                 -------------     -------------
    Increase (decrease) in sales revenue due to:
      Gold price...............................................     $28,150          $ (30,313)
      Production...............................................      27,019              3,995
                                                                 -------------     -------------
              Total............................................     $55,169          $ (26,318)
                                                                 -------------     -------------
                                                                 -------------     -------------

     Although production from the Company's Nevada operations has slightly increased over the past two years, the Company expects there will be a slight decline over the next several years before the deeper and higher grade portions of the Company's Post deposit are mined. The Company has targeted 1994 Nevada production at approximately 1.6 million ounces, with approximately 200,000 ounces expected to come from the new $300 million refractory ore treatment plant ("roaster") which is expected to begin production in the third quarter of 1994. This plant will allow the Company to effectively treat carbonaceous and sulfidic refractory ores which are becoming more dominant in the Nevada mines.

     The Company's costs applicable to sales consist primarily of production costs and royalties, and on a per ounce of production basis were as follows for the last three years:

                                                                    1993     1992     1991
                                                                    ----     ----     ----
    Production costs..............................................  $165     $162     $150
    Royalties.....................................................    29       29       33
    Other.........................................................     6        7        7
                                                                    ----     ----     ----
              Total...............................................  $200     $198     $190
                                                                    ----     ----     ----
                                                                    ----     ----     ----

     Production costs consist principally of charges for mining ore and waste associated with current period production and processing ore through milling and leaching facilities. Primarily because of tons mined increasing each year, total production costs increased from $236.7 million in 1991 to $256.9 million in 1992 to $275.0 million in 1993. Tons mined, excluding tons attributable to capitalized mining costs discussed below, increased from 124 million in 1991 to 139 million in 1992 to 188 million in 1993.

     In addition to the production costs expensed, the Company is capitalizing a portion of mining costs associated with its Post deposit. This deposit is being mined under a joint mining agreement signed in December 1992 by the Company and Barrick Goldstrike Mines, Inc. ("Barrick"). Under the agreement, Barrick, which has a separate and distinct interest in the same ore body, mines the deposit and charges the Company on a basis that will result in both companies ultimately bearing the same cost per contained ounce of gold mined. Since a significant portion of the Company's contained ounces in this deep deposit are not expected to be mined for at least three years, the mining costs are being capitalized and will be matched against the revenue from the ounces when they are produced. The Company incurred $23.6 million and $5.2 million of such costs in 1993 and 1992, respectively. These capitalized costs are expected to increase again in 1994 by almost 50% over the 1993 level due to expected increased mining rates.

     Royalty costs were $51.4 million in 1991, $46.6 million in 1992 and $47.6 million in 1993. More than half of the decrease between 1991 and 1992 was due to the lower average gold price received in 1992 relative to 1991. The balance of the decrease was due to treating less royalty-burdened ore in 1992. Total royalty ounces produced declined again in 1993 but the increase in the average gold price more than offset the decline. In general, royalty ounces are expected to continue to decline in the future as the Company expects to treat less royalty burdened ore.

     The federal government is studying proposals to impose royalties on revenues from production of hard-rock minerals, including gold, from federal land. Because 94% of the Company's proven and probable gold reserves are on private land, these proposals would not have a substantial impact on current operations. However, these proposals, if enacted into law, could adversely impact the Company's ability to find and exploit additional resources in the United States as most exploration prospects are on federal land.

     Costs applicable to sales per ounce have increased over the periods as a result of a decrease in the overall ore grade of the material processed combined with the higher mining rates. The overall grade of material processed has decreased from 0.047 ounces per ton in 1991 to 0.038 ounces per ton in 1992 to
0.033 ounces per ton in 1993. With the roaster beginning operations in 1994, total production costs are expected to again increase, resulting in costs applicable to sales per ounce of production increasing annually approximately 5% to 10% in 1994 and 1995. Per ounce costs are expected to decline once greater quantities of higher grade refractory ore from the Company's Post deposit begin to be treated, which current mine plans project to occur in 1997.

     The Company considers its cash cost per ounce of production to be the sum of its costs applicable to sales plus capitalized mining costs divided by its total production. The cash cost per ounce of production was $214, $201 and $190 in 1993, 1992 and 1991, respectively.

     Depreciation, depletion and amortization expense ("DD&A") has increased over the last three years. The increase between 1991 and 1992 was primarily due to an increase in the Company's estimate of future mine dewatering costs. The increase in 1993 from 1992 was primarily due to a higher level of property, plant and equipment in service. Although the Company will incur significant capital expenditures in 1994, DD&A is expected to be approximately the same as in 1993. This is primarily due to the retirement of Mill No. 2 in the South Area of operations (which will be replaced by the roaster), and Mill No. 3 in the Rain Area of operations, due to the depletion of that deposit. No material gain or loss is anticipated from the retirement of these facilities.

     Exploration and research expense reflects the Company's exploration efforts on the Carlin Trend in Nevada. This expense has varied between years primarily in relation to the level of annual exploration activity. As a result of the transaction with NMC previously mentioned, going forward the Company will conduct worldwide exploration with a coincident significant increase in exploration expense as reflected in the pro forma income statement in Note 13 to Item 8.

     General and administrative expense ("G&A") has decreased over the past three years primarily as a result of ever greater percentages of the Company's G&A being allocated to NMC pursuant to the Company's management services agreement with NMC. As a result of the transaction with NMC previously mentioned, the management services agreement was terminated and no G&A will be allocated to NMC in the future.

     The Company's effective tax rates are significantly less than the corporate statutory rates primarily because of the impact of percentage depletion.

     General inflation over the past three years has not had a material effect on the Company's cost of doing business and is not expected to have a material effect in the foreseeable future. Changes in the price received for gold will impact the Company's revenue stream, as previously discussed.

     The previously mentioned transaction with NMC results in the Company acquiring worldwide gold reserves of 8.2 million contained ounces as of December 31, 1993, as well as worldwide exploration prospects. Although the immediate impact of the transaction, as reflected by the pro forma income statement in
Note 13 to Item 8, is that certain expenses such as exploration, G&A and interest will significantly increase, by 1995 revenues are expected to increase as the gold reserves acquired are developed and brought into production. It is expected that these operations will have operating costs per ounce of production comparable to or less than experienced by the Company's Nevada operations in recent years. The Company is targeting to have annual production attributable to its interests in gold properties in excess of two million ounces by 1997. In addition, the Company expects its worldwide exploration effort will enhance its ability to expand its reserve base and provide for additional future growth.

LIQUIDITY AND CAPITAL RESOURCES

     During 1993, the Company's capital expenditures of $200.3 million exceeded cash flow provided by operating activities of $157.5 million. This shortfall was funded primarily by a net reduction in the Company's advances to NMC of $38.5 million. Under NMC's cash management system prior to consummation of the transaction, all cash generated by the Company was transferred to NMC and was payable on demand. NMC credited the Company in amounts equal to the average rate NMC earned on its short-term cash investments. Cash provided by operations decreased by $41.2 million in 1993 from 1992, primarily because the Company's inventory levels increased $42.8 million in 1993 from 1992. Ore inventories accounted for $27.3 million of the increase due to the higher mining rates mentioned in "Results of Operations." Ore inventories related to the Nevada operations are expected to increase again in 1994, but by a lesser amount than they did in 1993. The remaining increase in inventories in 1993 is attributable to precious metals, the level of which can fluctuate significantly from year-to-year depending on gold dore shipping dates.

     As a result of the transaction with NMC, the Company's liquidity situation will significantly change. As reflected by the pro forma balance sheet in Note 13 to Item 8, the Company assumed $192 million of long-term indebtedness. In addition, the Company assumed approximately $88 million of cash and short-term investments as of December 31, 1993. The Company's advances to NMC were eliminated in the transaction but were included as a liability in valuing NMC's assets and liabilities being acquired. In addition, as a result of the transaction, future annual common stock dividends are expected to increase from $5.2 million to approximately $46 million and preferred stock dividend requirements will be $15.8 million.

     Approximately $400 million of capital expenditures are expected to be required in 1994. Of this amount, approximately $300 million is expected to be required for the Nevada operations, with almost one-half of this amount required to complete the roaster. The remaining $100 million required for capital expenditures is expected to be spent on reserve development projects acquired from NMC located in Uzbekistan and Indonesia. The Company's available cash and operating cash flow in 1994 will not be sufficient to cover these expenditures. As a result of the transaction, the Company has an unused $280 million revolving credit facility and expects to have $150 million available under a medium-term note program. In addition, project financing of $52.5 million has been arranged for the Company's share of capital expenditures required for the Uzbekistan project. The Company believes these facilities provide adequate liquidity to finance the Company's capital investment programs. However, the Company continuously monitors capital markets and may utilize alternative sources of funds available to it. The Company expects to fund maturities of its debt through operating cash flow and/or by refinancing the debt as it becomes due.

     Capital expenditures are expected to decrease after 1994. The Company expects it would be able to finance any amounts needed for future capital expenditures that are in excess of operating cash flow with debt and may specifically arrange project financing on major projects.

     The Company has also assumed environmental liabilities associated with former mining activities of NMC. Approximately $63 million had been accrued at December 31, 1993 for these liabilities by NMC. Because of the uncertain nature of these liabilities, the Company estimates that it is reasonably possible that the ultimate liability may be as much as 60% greater or 20% lower than the amount accrued at December 31, 1993. Because actual cash payments on these liabilities will occur over a number of years, the settlement of such liabilities is not expected to have a material impact on the Company's liquidity. In addition, the Company expects to recover a significant portion of these costs from insurance carriers, but when such recovery will occur is not certain. Absent concurrent insurance recoveries, on-going cash payments will be funded out of operating cash flows or borrowings.

     Of the Company's $200 million capital expenditures in 1993, it is estimated that approximately $66 million was required to comply with environmental regulations. The Company estimates that in 1994 approximately $90 million to $95 million will be spent for capital expenditures to comply with environmental regulations. A significant portion of the 1993 and 1994 expenditures are related to the roaster. Upon completion of this facility, environmental capital expenditures are not expected to be more than approximately $20 million annually. Ongoing costs to comply with environmental regulations are not significant. The Company provides for future reclamation and mine closure costs on a units-of-production basis. The annual accrual of such costs has not been significant. The Company reviews the adequacy of its reclamation and closure reserves in light of current laws and regulations and makes provisions as necessary. In addition, periodic internal environmental audits are conducted to evaluate environmental compliance. Cash flow from the Company's operations and salvage values are expected to provide funding for reclamation and closure costs. The Company believes that its current operations are in compliance with applicable laws and regulations designed to protect the public health and environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              MANAGEMENT'S REPORT

                      NEWMONT GOLD COMPANY AND SUBSIDIARY

     Management is responsible for the preparation of the accompanying consolidated financial statements and for the other financial and operating information presented in this annual report. It believes that its accounting systems and internal accounting controls, together with other controls, provide assurance that all accounts and records are maintained by qualified personnel in requisite detail, and accurately and fairly reflect transactions of Newmont Gold Company and its subsidiary (the "Company") in accordance with established policies and procedures.

     The Board of Directors has an Audit Committee whose members are neither officers nor employees of the Company. During 1993, the Audit Committee held three meetings. The Audit Committee recommends independent public accountants to act as auditors for the Company for consideration by the Board of Directors; reviews the Company's financial statements; confers with the independent public accountants with respect to the scope and results of their audit of the Company's financial statements and their reports thereon; reviews the Company's accounting policies, tax matters and internal controls; and oversees compliance by the Company with requirements of the Financial Accounting Standards Board and federal regulatory agencies. The Audit Committee also reviews non-audit services furnished to the Company by the independent public accountants. Access to the Audit Committee is given to the Company's financial and accounting officers.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Newmont Gold Company:

     We have audited the accompanying consolidated balance sheets of Newmont Gold Company (a Delaware corporation) and subsidiary as of December 31, 1993 and 1992, and the related statements of consolidated income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newmont Gold Company and subsidiary as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As discussed in Note 5 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes. In addition, as discussed in Note 7 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions.



                                            /s/ ARTHUR ANDERSEN & CO.
                                            Arthur Andersen & Co.

Denver, Colorado
January 25, 1994

                      NEWMONT GOLD COMPANY AND SUBSIDIARY

                       STATEMENTS OF CONSOLIDATED INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                    YEARS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   1993       1992       1991
                                                                 --------   --------   --------
Sales and other income
  Sales........................................................  $601,601   $546,432   $572,750
  Interest from parent.........................................     5,326      7,382      7,302
  Other........................................................       333        220       (204)
                                                                 --------   --------   --------
                                                                  607,260    554,034    579,848
                                                                 --------   --------   --------
Costs and expenses
  Costs applicable to sales....................................  (332,270)  (314,581)  (299,682)
  Depreciation, depletion and amortization.....................  (107,169)   (96,745)   (92,333)
  Exploration and research.....................................   (10,061)   (14,658)   (11,206)
  General and administrative...................................   (11,272)   (13,345)   (19,977)
  Other........................................................    (3,980)    (3,879)    (9,742)
                                                                 --------   --------   --------
                                                                 (464,752)  (443,208)  (432,940)
                                                                 --------   --------   --------
Income before income taxes and cumulative effect of changes in
  accounting principles........................................   142,508    110,826    146,908
Income tax provision...........................................   (29,392)   (23,412)   (21,006)
                                                                 --------   --------   --------
Income before cumulative effect of changes in accounting
  principles...................................................   113,116     87,414    125,902
Cumulative effect of changes in accounting principles..........     2,665     (6,356)        --
                                                                 --------   --------   --------
Net income.....................................................  $115,781   $ 81,058   $125,902
                                                                 --------   --------   --------
                                                                 --------   --------   --------
Income (loss) per share:
  Income before cumulative effect of changes in accounting
     principles................................................  $   1.08   $   0.83   $   1.20
  Cumulative effect of changes in accounting principles........      0.02      (0.06)        --
                                                                 --------   --------   --------
  Net income per share.........................................  $   1.10   $   0.77   $   1.20
                                                                 --------   --------   --------
                                                                 --------   --------   --------
Weighted average shares outstanding............................   104,875    104,875    104,875
                                                                 --------   --------   --------
                                                                 --------   --------   --------

        The accompanying notes are an integral part of these statements.

                      NEWMONT GOLD COMPANY AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                          AT DECEMBER 31,
                                                                       ----------------------
                                                                         1993          1992
                                                                       ---------     --------
ASSETS
Cash................................................................. $      389     $    551
Advances to parent...................................................    159,573      198,050
Inventories..........................................................    118,891       83,759
Other................................................................     15,948        4,778
                                                                       ---------     --------
  Current assets.....................................................    294,801      287,138
Property, plant and mine development, net............................    695,460      595,244
Other................................................................     31,609       22,949
                                                                       ---------     --------
          Total assets............................................... $1,021,870     $905,331
                                                                       ---------     --------
                                                                       ---------     --------
LIABILITIES
Accounts payable..................................................... $   15,062     $ 24,431
Other................................................................     45,195       33,589
                                                                       ---------     --------
  Current liabilities................................................     60,257       58,020
Reclamation liabilities..............................................     15,142       13,735
Other long-term liabilities..........................................     22,453       23,129
                                                                       ---------     --------
          Total liabilities..........................................     97,852       94,884
                                                                       ---------     --------
Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock -- $0.01 par value; 250,000 shares authorized; 104,875
  shares issued and outstanding......................................      1,049        1,049
Capital in excess of par value.......................................    206,260      203,226
Retained earnings....................................................    716,709      606,172
                                                                       ---------     --------
          Total stockholders' equity.................................    924,018      810,447
                                                                       ---------     --------
          Total liabilities and stockholders' equity................. $1,021,870     $905,331
                                                                       ---------     --------
                                                                       ---------     --------

        The accompanying notes are an integral part of these statements.

                      NEWMONT GOLD COMPANY AND SUBSIDIARY

                       STATEMENTS OF CONSOLIDATED CHANGES
                            IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                           CAPITAL IN
                                                                 COMMON    EXCESS OF     RETAINED
                                                                 STOCK     PAR VALUE     EARNINGS
                                                                 ------    ----------    --------
Balance at December 31, 1990...................................  $1,049     $ 203,226    $409,700
  Net income...................................................     --             --     125,902
  Dividends -- $0.05 per share.................................     --             --      (5,244)
                                                                 ------    ----------    --------
Balance at December 31, 1991...................................   1,049       203,226     530,358
  Net income...................................................     --             --      81,058
  Dividends -- $0.05 per share.................................     --             --      (5,244)
                                                                 ------    ----------    --------
Balance at December 31, 1992...................................   1,049       203,226     606,172
  Net income...................................................     --             --     115,781
  Dividends -- $0.05 per share.................................     --             --      (5,244)
  Other........................................................     --          3,034          --
                                                                 ------    ----------    --------
Balance at December 31, 1993...................................  $1,049     $ 206,260    $716,709
                                                                 ------    ----------    --------
                                                                 ------    ----------    --------

        The accompanying notes are an integral part of these statements.

                      NEWMONT GOLD COMPANY AND SUBSIDIARY

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1993        1992        1991
                                                              --------    --------    --------
Operating Activities
  Net income................................................  $115,781    $ 81,058    $125,902
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, depletion and amortization...............   107,169      96,745      92,333
     Deferred taxes.........................................   (16,068)     (4,965)    (21,996)
                                                              --------    --------    --------
                                                               206,882     172,838     196,239
     (Increase) decrease in operating assets:
       Inventories..........................................   (42,832)     16,278     (34,627)
       Other assets.........................................    (7,671)     (2,064)       (669)
     Increase (decrease) in operating liabilities:
       Accounts payable.....................................    (7,617)      8,673      (1,999)
       Other liabilities....................................     8,391        (503)     16,805
     Other operating........................................       354       3,474       6,017
                                                              --------    --------    --------
Net cash provided by operating activities...................   157,507     198,696     181,766
                                                              --------    --------    --------
Investing Activities
  (Advances to) repayments from parent......................    38,477     (34,976)    (81,539)
  Additions to property, plant and mine development.........  (200,340)   (167,397)    (97,265)
  Other.....................................................     6,404       8,232       2,347
                                                              --------    --------    --------
Net cash used in investing activities.......................  (155,459)   (194,141)   (176,457)
                                                              --------    --------    --------
Financing Activities
  Dividends paid............................................    (5,244)     (5,244)     (5,244)
  Other.....................................................     3,034          --          --
                                                              --------    --------    --------
Net cash used in financing activities.......................    (2,210)     (5,244)     (5,244)
                                                              --------    --------    --------
Net increase (decrease) in cash.............................      (162)       (689)         65
Cash at beginning of year...................................       551       1,240       1,175
                                                              --------    --------    --------
Cash at end of year.........................................  $    389    $    551    $  1,240
                                                              --------    --------    --------
                                                              --------    --------    --------

See Note 10 for supplemental cash flow information.

        The accompanying notes are an integral part of these statements.

                      NEWMONT GOLD COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Newmont Gold Company and its wholly-owned subsidiary, CG Properties, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. Newmont Mining Corporation ("NMC") owns approximately 90% of the Company.

RECLASSIFICATIONS

     Certain amounts in prior years have been reclassified to conform to the 1993 presentation.

INVENTORIES

     Ore and in-process inventories and materials and supplies are stated at the lower of average cost or net realizable value. Precious metals are stated at market value.

     Non-current inventories are stated at the lower of average cost or net realizable value and represent ore in stockpiles from which no material is expected to be processed for more than one year after the balance sheet date.

PROPERTY, PLANT AND MINE DEVELOPMENT

     Expenditures for new facilities or expenditures which extend the useful lives of existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives of such facilities, which range from two to fifteen years.

     Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property has proven and probable ore reserves, the costs of subsequent reserve definition and the costs incurred to develop such property, including the costs to remove overburden to initially expose the ore body, are capitalized. Such costs, and estimated future development costs, are amortized using a units-of-production method over the estimated life of the ore body. On-going development expenditures to maintain production are generally charged to operations as incurred.

     Significant payments related to the acquisition of exploration interests are capitalized. If a mineable ore body is discovered, such costs are amortized using a units-of-production method. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

     Gains or losses from normal sales or retirements of assets are included in other income or expense.

MINING COSTS

     In general, mining costs are charged to operations as incurred. Due to the diverse waste-to-ore ratios encountered in mining the Company's Post deposit, mining costs for the Post deposit, to the extent they do not relate to current production, are capitalized and then charged to operations when the applicable gold is produced.

RECLAMATION AND MINE CLOSURE COSTS

     Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements and are accrued and charged over the expected operating lives of the Company's mines using a units-of-production method.

                      NEWMONT GOLD COMPANY AND SUBSIDIARY

DEFERRED INCOME TAXES

     The Company's taxable income is included in NMC's consolidated federal income tax return. Pursuant to a tax-sharing agreement with NMC, the Company's provision for income taxes is calculated as if the Company filed a separate U.S. federal corporate income tax return.

     Prior to 1993, the Company recorded deferred income taxes under Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" ("APB 11"). Under the deferred method of APB 11, the Company recognized certain revenues and expenses for financial reporting purposes at different times than it recognized such amounts for income tax purposes, generating a deferred income tax charge or benefit for the year.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the liability method of SFAS 109, the Company recognizes certain temporary differences between the financial reporting basis of the Company's liabilities and assets and the related income tax basis for such liabilities and assets.

     This generates a net deferred income tax liability or net deferred income tax asset for the year, as measured by the statutory tax rates in effect as enacted. The Company then derives its deferred income tax charge or benefit by recording the change in the net deferred income tax liability or net deferred income tax asset balance for the year.

NET INCOME PER SHARE

     Net income per share is computed by dividing net income by the weighted average number of common shares assumed to be outstanding during each period. There are no common share equivalents.

(2) INVENTORIES

                                                                       AT DECEMBER 31,
                                                                    ----------------------
                                                                      1993          1992
                                                                    --------       -------
                                                                        (IN THOUSANDS)
    Current:
      Ore and in-process inventories..............................  $ 55,761       $36,129
      Precious metals.............................................    37,486        21,293
      Materials and supplies......................................    25,644        26,337
                                                                    --------       -------
                                                                    $118,891       $83,759
                                                                    --------       -------
                                                                    --------       -------
    Non-current:
      Ore in stockpiles (included in other assets)................  $ 16,400       $ 8,700
                                                                    --------       -------
                                                                    --------       -------

                      NEWMONT GOLD COMPANY AND SUBSIDIARY

(3) PROPERTY, PLANT AND MINE DEVELOPMENT

                                                                     AT DECEMBER 31,
                                                                --------------------------
                                                                   1993            1992
                                                                ----------       ---------
                                                                      (IN THOUSANDS)
    Land and mining claims....................................  $   31,251       $  34,689
    Buildings and equipment...................................     764,042         729,461
    Mine development..........................................     156,615         141,843
    Construction-in-progress..................................     213,573          87,456
                                                                ----------       ---------
                                                                 1,165,481         993,449
    Less accumulated depreciation, depletion and
      amortization............................................    (498,774)       (403,355)
    Capitalized mining costs..................................      28,753           5,150
                                                                ----------       ---------
                                                                $  695,460       $ 595,244
                                                                ----------       ---------
                                                                ----------       ---------

(4) OTHER CURRENT LIABILITIES

                                                                        AT DECEMBER 31,
                                                                     ---------------------
                                                                      1993          1992
                                                                     -------       -------
                                                                        (IN THOUSANDS)
    Payroll and related benefits...................................  $13,382       $12,704
    Plant and equipment............................................   20,340        10,386
    Royalties......................................................    5,170         4,127
    Other..........................................................    6,303         6,372
                                                                     -------       -------
                                                                     $45,195       $33,589
                                                                     -------       -------
                                                                     -------       -------

(5) INCOME TAXES

     SFAS 109 requires that, effective January 1, 1993, the Company account for income taxes under the liability method, rather than the deferred method required previously under APB 11. The cumulative effect of this change in accounting for income taxes is an increase to Company earnings of $2.7 million, or $0.02 per share, attributable to fiscal years prior to 1993.

     Under SFAS 109, the Company must establish deferred income tax liabilities and deferred income tax assets when temporary differences arise between the financial reporting basis and the income tax basis of the Company's liabilities and assets. The actual measurement of the deferred income tax liabilities and assets is based upon the tax rates and tax law provisions as enacted.

     Deferred income tax assets include the Company's future tax benefits such as net operating losses or tax credit carryforwards. The Company must record a valuation allowance against any portion of a deferred income tax asset which it believes it will more likely than not fail to realize.

                      NEWMONT GOLD COMPANY AND SUBSIDIARY

     Components of the Company's deferred income tax (liabilities) and assets at December 31, 1993 are as follows (in thousands):

    Deferred Tax Liabilities:
      Accelerated tax depreciation deducted in excess of book depreciation....  $(40,194)
      Mine development costs deducted for tax in excess of book
         amortization.........................................................   (11,738)
      Depletion of the cost of land and mining claims for tax in excess of
         book amortization....................................................    (3,266)
      Other...................................................................      (283)
                                                                                --------
         Gross deferred tax liabilities.......................................   (55,481)
                                                                                --------
    Deferred Tax Assets:
      Alternative minimum tax credit carryforwards............................    46,103
      Inventory costs capitalized for tax in excess of book capitalized
         costs................................................................     6,471
      Reclamation costs not deducted in tax return............................     5,300
      Retiree benefit costs not deducted in tax return........................     2,800
      Exploration costs not deducted in tax return............................     6,476
      Other...................................................................     1,191
                                                                                --------
         Gross deferred tax assets............................................    68,341
                                                                                --------
      Valuation allowance for deferred tax assets.............................    (2,800)
                                                                                --------
    Net deferred tax asset....................................................  $ 10,060
                                                                                --------
                                                                                --------

     Based upon estimates of future operations and tax planning strategies, the Company believes that it more likely than not will utilize $65.5 million of the $68.3 million of gross deferred tax assets at December 31, 1993, reflecting a valuation allowance of $2.8 million.

     The Company gives no outright assurance that it will generate sufficient taxable income to fully realize the remaining $65.5 of gross deferred income tax assets. Future levels of taxable income are dependent, in part, upon gold prices, general economic conditions and other factors beyond the Company's control.

     On August 10, 1993, President Clinton signed into law the Revenue Reconciliation Act of 1993, raising the federal corporate income tax rate from 34% to 35% (retroactive to January 1, 1993). The Company's provisions for income taxes before the cumulative effect of changes in accounting principles consist of (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                         -----------------------------------
                                                            1993         1992         1991
                                                         ----------     -------     --------
                                                         (SFAS 109)           (APB 11)
                                                         ----------     --------------------
    Current provision..................................   $ 41,495      $28,377     $ 43,002
    Deferred benefit...................................    (13,482)      (4,965)     (21,996)
    Adjustment in net deferred tax assets for change in
      tax rates........................................      1,379           --           --
                                                         ----------     -------     --------
              Total provision..........................   $ 29,392      $23,412     $ 21,006
                                                         ----------     -------     --------
                                                         ----------     -------     --------

                      NEWMONT GOLD COMPANY AND SUBSIDIARY

     In accordance with APB 11, the Company's deferred income tax benefits for 1992 and 1991, before the cumulative effect of a change in accounting principle, consist of (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                                     1992           1991
                                                                    -------       --------
    Excess depreciation deducted in tax returns...................  $(1,468)      $(20,465)
    Excess mine development and exploration costs deducted in tax
      returns.....................................................   (2,197)          (760)
    Costs capitalized to inventory................................     (600)            63
    Other.........................................................     (700)          (834)
                                                                    -------       --------
                                                                    $(4,965)      $(21,996)
                                                                    -------       --------
                                                                    -------       --------

     The provisions for income taxes before the cumulative effect of changes in accounting principles differ from the amounts computed by applying the U.S. corporate income tax statutory rate for the following reasons (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                        ------------------------------------
                                                           1993          1992         1991
                                                        ----------     --------     --------
                                                        (SFAS 109)           (APB 11)
                                                        ----------     ---------------------
    U.S. corporate income tax at statutory rate.......   $ 49,878      $ 37,681     $ 49,949
    Percentage depletion..............................    (22,118)      (14,463)     (29,568)
    Other.............................................      1,632           194          625
                                                        ----------     --------     --------
                                                         $ 29,392      $ 23,412     $ 21,006
                                                        ----------     --------     --------
                                                        ----------     --------     --------

     At December 31, 1993, the Company had prepaid income taxes of $5.7 million to NMC. Included in other long-term liabilities at December 31, 1993 and 1992 is $7.2 million and $8.9 million, respectively, of taxes payable.

(6) RELATED PARTY TRANSACTIONS

     The Company engages in various transactions with NMC and other affiliated companies of NMC in the ordinary course of its business. Such transactions include, among other things, advances or borrowings and the filing of consolidated federal income tax returns with NMC.

     The Company and NMC are parties to a management services agreement whereby the Company agrees to provide NMC general executive, administrative and other services. Pursuant to this agreement, the Company charged NMC $21.8 million, $19.6 million and $15.3 million in 1993, 1992 and 1991, respectively.

     Advances to parent reflect NMC effectively investing the Company's cash in less than 90 day money market instruments. The Company is credited with the average rate of earnings NMC receives on its invested funds. During 1993, 1992 and 1991, the Company was credited with interest at average rates of 2.9%, 3.3% and 5.8%, respectively. As the advances earn market interest investment rates, the Company estimates that the recorded amounts approximated fair value at December 31, 1993 and 1992.

     Exploration, mine development and metallurgical research costs incurred for and charged to the Company by an affiliate of NMC amounted to $19.4 million, $21.6 million and $21.1 million in 1993, 1992 and 1991, respectively.

                      NEWMONT GOLD COMPANY AND SUBSIDIARY

(7) EMPLOYEE BENEFIT PLANS

PENSION BENEFITS -- HOURLY EMPLOYEES

     The Company has a qualified non-contributory defined benefit pension plan which covers substantially all hourly-rated employees. Pension costs are determined annually by independent actuaries and pension contributions are made based on funding standards established under the Employee Retirement Income Security Act of 1974 ("ERISA"). The plan's benefit formula is a flat dollar amount based on years of credited service. The plan's assets consist primarily of stocks, bonds and cash.

     The components of pension expense for the plan consist of (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                                 -------------------------
                                                                 1993      1992      1991
                                                                 -----     -----     -----
    Service cost...............................................  $ 589     $ 529     $ 405
    Interest cost on projected benefit obligation..............    323       260       202
    Actual return on assets....................................   (340)     (323)     (255)
    Amortization of unrecognized prior service cost and net
      accumulated losses less amortization of net transition
      asset....................................................      6         6         5
                                                                 -----     -----     -----
         Pension expense.......................................  $ 578     $ 472     $ 357
                                                                 -----     -----     -----
                                                                 -----     -----     -----

     The following table sets forth the funded status of the plan and the amounts recognized in the consolidated balance sheets (in thousands):

                                                                             AT DECEMBER 31,
                                                                           -------------------
                                                                            1993        1992
                                                                           -------     -------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation --
     Vested benefits.....................................................  $(3,577)    $(2,292)
     Non-vested benefits.................................................   (1,670)     (1,821)
                                                                           -------     -------
  Accumulated benefit obligation and projected benefit obligation........   (5,247)     (4,113)
  Plan assets at fair value..............................................    4,570       4,086
                                                                           -------     -------
  Plan assets less than projected benefit obligation.....................     (677)        (27)
  Unrecognized prior service cost........................................      153         165
  Unrecognized net gain..................................................      221        (160)
  Unrecognized net transition asset......................................      (84)        (90)
                                                                           -------     -------
     Pension liability...................................................  $  (387)    $  (112)
                                                                           -------     -------
                                                                           -------     -------

     In measuring the projected benefit obligation, weighted-average discount rates of 7.50% and 7.75% were used in 1993 and 1992, respectively. The weighted-average expected long-term rate of return on plan assets was assumed to be 8.25%, 9.25% and 9.50% for 1993, 1992 and 1991, respectively.

PENSION BENEFITS -- SALARIED EMPLOYEES

     The Company's salaried employees participate in NMC's qualified noncontributory defined benefit pension plan. NMC is fully liable for the proper funding of the plan. The Company is required to pay its allocable portion of any actuarially determined funding requirements based on funding standards established by ERISA. The Company's pension expense for participation in this plan is equal to its annual funding requirement. The Company incurs no cost if no funding is required. The Company had no funding requirements for 1993 and in 1992 the funding requirements allocable to the Company were approximately

                      NEWMONT GOLD COMPANY AND SUBSIDIARY

$1.2 million. At December 31, 1993 and 1992, the NMC plan had projected benefit obligations of $57.4 million and $52.2 million, respectively, and plan assets with a fair value of $60.3 million and $59.3 million, respectively.

RETIREE BENEFITS OTHER THAN PENSIONS

     The Company provides defined medical benefits to qualified retirees who were salaried employees and their eligible dependents, and it provides defined life insurance benefits to qualifying retirees who were salaried employees. In general, participants become eligible for these benefits upon retirement directly from the Company if they are at least 55 years old and the combination of their age and years of service with the Company equals 75 or more.

     The defined medical benefits cover most of the reasonable and customary charges for hospital, surgical, diagnostic and physician services and prescription drugs. Life insurance benefits are based on a percentage of final base annual salary and decline over time after coverage begins. The Company does not pre-fund these benefits and has no formal policy for funding the benefits.

     The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), effective January 1, 1992. The statement requires that postretirement benefits other than pensions be accrued during an employee's service to the Company. Previously, the Company recorded the expense when benefit payments were made for retirees.

     The actuarially-determined accumulated postretirement benefit obligation ("APBO") calculated in accordance with SFAS 106 at January 1, 1992 was $7.2 million. The Company expensed $6.4 million of this amount as a cumulative effect of a change in accounting principle. The remainder of approximately $0.8 million was charged to NMC pursuant to the management services agreement with NMC.

     The components of expense for postretirement benefits other than pensions for 1993 and 1992, exclusive of the cumulative effect of adopting SFAS 106 as of January 1, 1992, are shown in the table below (in thousands):

                                                                            YEARS ENDED
                                                                           DECEMBER 31,
                                                                         -----------------
                                                                          1993       1992
                                                                         ------     ------
    Service cost.......................................................  $1,279     $1,146
    Interest cost......................................................     705        560
                                                                         ------     ------
    Expense for postretirement benefits other than pensions............  $1,984     $1,706
                                                                         ------     ------
                                                                         ------     ------

     The Company charged NMC $0.2 million in both 1993 and 1992 for NMC's share of these costs in accordance with the provisions of the management services agreement. In 1991, the annual amount expensed for these benefits under the Company's prior accounting policy was insignificant.

                      NEWMONT GOLD COMPANY AND SUBSIDIARY

     The following table sets forth the components of the liability for the Company's plans for postretirement benefits other than pensions recognized in its balance sheet (in thousands):

                                                                         AT DECEMBER 31,
                                                                        ------------------
                                                                         1993        1992
                                                                        -------     ------
    Actuarial present value of accumulated benefit obligation:
      Retirees........................................................  $ 1,182     $1,023
      Other fully eligible plan participants..........................    1,570      1,196
      Other active plan participants..................................    8,738      6,688
                                                                        -------     ------
              Total APBO..............................................   11,490      8,907
      Unrecognized net loss...........................................     (622)        --
                                                                        -------     ------
    Accrued liability for postretirement benefits other than
      pensions........................................................  $10,868     $8,907
                                                                        -------     ------
                                                                        -------     ------

     Weighted average discount rates of 7.50% and 7.75% were used in calculating the APBO at December 31, 1993 and 1992, respectively. The assumed health care cost trend rates to measure the expected cost of benefits at December 31, 1993 start at an 11% annual increase for coverage before the age of 65 and a 10% annual increase for coverage after the age of 64. These rates were assumed to decrease one percentage point each year until a 6% annual rate of increase was reached, at which point a 6% annual rate of increase was assumed thereafter. The effect of a one percentage point annual increase in the assumed cost trend rates would increase both the aggregate of service and interest costs and the APBO by approximately 27%.

SAVINGS PLAN

     Salaried employees may participate in NMC's qualified defined contribution savings plan and hourly employees may participate in the Company's qualified defined contribution savings plan. In addition, NMC has a non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulation.

     After six months or one year of service for the salaried and hourly plans, respectively, the Company generally matches 100% of employee contributions of up to 6% and 2% of base salary for the salaried and hourly plans, respectively (the hourly plan percentage increases to 4% as of January 1, 1994).

     The Company's matching contributions to the savings plans were $2.0 million in 1993, $1.9 million in 1992 and $1.8 million in 1991.

(8) MAJOR CUSTOMERS AND EXPORT SALES

     The Company is not economically dependent on a limited number of customers for the sale of its gold because gold commodity markets are well-established worldwide. During 1993, there were three customers which accounted for $104.9 million, $97.3 million and $78.3 million of total sales, each of which represented more than 10% of total sales and together accounted for 47% of annual sales. In 1992, sales to two such major customers accounted for $124.9 million and $65.2 million, or 35% of total sales. In 1991, sales to two such major customers accounted for $130.1 million and $128.5 million, or 45% of total sales.

     Export sales were $269.1 million, $242.5 million and $212.4 million for 1993, 1992 and 1991, respectively.

(9) OTHER EXPENSES

     In December 1993, NMC announced that, effective January 1, 1994, the Company would combine its operations with NMC by the Company acquiring all of NMC's assets, except 85,850,101 shares of the

                      NEWMONT GOLD COMPANY AND SUBSIDIARY

Company's stock, and liabilities. See Note 13 for additional information about the transaction. Costs related to the transaction of $3.5 million were expensed in 1993.

     The Company expensed $0.5 million, $3.8 million and $6.0 million in 1993, 1992 and 1991, respectively, when it wrote-down the carrying value of certain assets.

     In November 1991, the Company announced layoffs and certain organizational changes that resulted in $3.6 million of other expenses for 1991.

(10) SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash provided by operating activities includes cash payments for income taxes of $42.5 million, $32.3 million and $42.7 million for 1993, 1992 and 1991, respectively.

     Excluded from the statements of consolidated cash flows are the effects of certain non-cash transactions. During 1992, the Company exchanged $10.6 million of employee housing property for $7.7 million of notes receivable and $2.9 million in cash.

(11) COMMITMENTS AND CONTINGENCIES

     In December 1992, the Company finalized an agreement with Barrick Goldstrike Mines, Inc. ("Barrick") which provides for Barrick to mine the Company's Post deposit which extends beyond the Company's property boundaries onto Barrick's property. The Company and Barrick share the costs so that each ounce of gold mined bears the same mining cost. The Company is obligated to pay Barrick for such costs as Barrick mines the deposit. In addition, the Company is obligated to share dewatering costs which are associated with the Company's Post deposit. The Company incurred $26.2 million of such mining and dewatering costs in 1993 and expects to incur $30 million to $40 million annually for the near future.

     In conjunction with the construction of its refractory ore treatment plant, the Company has entered into various contracts for the acquisition of equipment and related construction services. This plant is expected to cost approximately $300 million and will be completed in the third quarter of 1994. As of December 31, 1993, $158.2 million had been expended.

     The Company has minimum royalty obligations of 80,000 ounces of gold per year in 1994 and 1995, 55,000 ounces of gold in 1996 and no more than 40,000 ounces of gold per year thereafter for the life of the mine. The amount to be paid to meet the royalty obligations is based upon a defined average market gold price. Any amounts paid due to the minimum royalty obligation not being met in any year are recoverable in future years when the minimum royalty obligation is exceeded. The Company expects the mines' production will meet the minimum royalty requirements.

     The Company's mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations. The Company cannot predict such future expenditures.

     The Company is from time to time involved in various legal proceedings of a character normally incident to its business. It does not believe that adverse decisions in any pending or threatened proceedings or any amounts which it may be required to pay by reason thereof will have a material adverse effect on its financial condition or results of operations.

                      NEWMONT GOLD COMPANY AND SUBSIDIARY

(12) UNAUDITED SUPPLEMENTARY DATA

     The following is a summary of selected quarterly financial information (amounts in millions except per share amounts):

                                                                       1993
                                                 -------------------------------------------------
                                                          THREE MONTHS ENDED
                                                 ------------------------------------   YEAR ENDED
                                                 MAR 31      JUN 30   SEP 30   DEC 31     DEC 31
                                                 ------      ------   ------   ------   ----------
Sales..........................................  $127.9      $150.1   $169.9   $153.7     $601.6
Gross profit (1)...............................  $ 25.4      $ 41.4   $ 55.9   $ 39.5     $162.2
Income before cumulative effect of change in
  accounting principle.........................  $ 19.4      $ 28.1   $ 41.7   $ 23.9     $113.1
Cumulative effect of change in accounting
  principle....................................  $  2.7(2)   $   --   $   --   $   --     $  2.7
Net income.....................................  $ 22.1      $ 28.1   $ 41.7   $ 23.9     $115.8
Income per share:
  Income before cumulative effect of change in
     accounting principle......................  $ 0.18      $ 0.27   $ 0.40   $ 0.23     $ 1.08
  Cumulative effect of change in accounting
     principle.................................  $ 0.02(2)   $   --   $   --   $   --     $ 0.02
  Net income per share.........................  $ 0.20      $ 0.27   $ 0.40   $ 0.23     $ 1.10
Weighted average shares outstanding............   104.9       104.9    104.9    104.9      104.9
Dividends declared per share...................  $   --      $   --   $   --   $ 0.05     $ 0.05

                                                                         1992
                                                   -------------------------------------------------
                                                            THREE MONTHS ENDED
                                                   ------------------------------------   YEAR ENDED
                                                   MAR 31      JUN 30   SEP 30   DEC 31     DEC 31
                                                   ------      ------   ------   ------   ----------
Sales............................................  $137.8      $136.7   $143.5   $128.4     $546.4
Gross profit (1).................................  $ 42.5      $ 30.5   $ 38.7   $ 23.4     $135.1
Income before cumulative effect of change in
  accounting principle...........................  $ 29.6      $ 17.2   $ 23.7   $ 16.9     $ 87.4
Cumulative effect of change in accounting
  principle......................................  $ (6.3)(3)  $   --   $   --   $   --     $ (6.3)
Net income.......................................  $ 23.3      $ 17.2   $ 23.7   $ 16.9     $ 81.1
Income per share:
  Income before cumulative effect of change in
     accounting principle........................  $ 0.28      $ 0.16   $ 0.23   $ 0.16     $ 0.83
  Cumulative effect of change in accounting
     principle...................................  $(0.06)(3)  $   --   $   --   $   --     $(0.06)
  Net income per share...........................  $ 0.22      $ 0.16   $ 0.23   $ 0.16     $ 0.77
Weighted average shares outstanding..............   104.9       104.9    104.9    104.9      104.9
Dividends declared per share.....................  $   --      $   --   $   --   $ 0.05     $ 0.05

- ---------------

(1) Sales less costs applicable to sales and depreciation, depletion and amortization.

(2) Cumulative effect of change in accounting for income taxes (see Note 5).

(3) Cumulative effect of change in accounting for postretirement benefits other than pensions (see Note 7).

                      NEWMONT GOLD COMPANY AND SUBSIDIARY

(13) SUBSEQUENT EVENT

     Effective January 1, 1994, the Company acquired all of NMC's operations. The tax-free transaction included the following: (a) the transfer by NMC to the Company of 8,649,899 shares of the 94,500,000 shares of common stock of the Company held by NMC; (b) the transfer by NMC of all of its other assets to the Company; (c) the assumption by the Company of all the liabilities (contingent or otherwise) of NMC, but not NMC's obligations with respect to its $5.50 convertible preferred stock (the "NMC Preferred Stock"), (except for accrued and unpaid dividends as of December 31, 1993) and its employee stock options exercisable for NMC's common stock; (d) the issuance by the Company to NMC of 2,875,000 shares of $5.50 convertible preferred stock with a par value of $5.00 per share, and having terms identical to the NMC Preferred Stock (except that upon conversion, NMC will be entitled to receive shares of the Company's common stock instead of NMC's common stock); and (e) the issuance by the Company to NMC of stock options exercisable for the Company's common stock. As a result of the transaction, NMC's only assets are (i) the remaining 85,850,101 shares of common stock of the Company held by it, or 89.22% of the Company's common stock outstanding after the transaction, (ii) the 2,875,000 shares of the Company's $5.50 convertible preferred stock issued to it and (iii) the Company's stock options issued to it.

     The Company's convertible preferred stock has a $5.50 per share annual dividend requirement that is cumulative from January 1, 1994 and is payable quarterly commencing June 15, 1994. The shares are convertible at any time at the option of the holder into shares of common stock of the Company at the rate of 2.7476 shares of common stock per share of preferred stock, subject to certain adjustments. The convertible preferred stock is not redeemable prior to November 15, 1995. On and after such date it is redeemable, in whole or in part, at the option of the Company, at a beginning redemption price of $103.85 per share. Such redemption price then declines $0.55 per share annually until it reaches $100 per share on November 15, 2002, which is also the liquidation preference per share. The convertible preferred stock does not have voting rights. In that the Company's convertible preferred stock has essentially identical terms to the NMC Preferred Stock, conversions and redemptions will be coincident with those of NMC Preferred Stock.

     The exercise prices of the stock options range from $27.19 to $56.09 per share. The terms of the stock options are essentially identical to NMC's employee stock options (2,055,087 which were outstanding at December 31, 1993) and exercises of the Company's stock options by NMC will be coincident with exercises of NMC's employee stock options by the holders of those options.

     The Company accounted for the transaction as a transfer of assets and liabilities between entities under common control. As a result, the transferred assets and liabilities were recorded by the Company at NMC's historical cost with the difference charged to retained earnings. The 8,649,899 common shares transferred were recorded as treasury stock at the book value of those shares on December 31, 1993. The convertible preferred stock was recorded at its par value.

                      NEWMONT GOLD COMPANY AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following pro forma condensed consolidated income statement for 1993 reflects the transaction as if it had occurred as of the beginning of 1993 and the pro forma condensed consolidated balance sheet reflects the transaction as if it had occurred December 31, 1993. These pro forma financial statements are presented for illustrative purposes only, and are not necessarily indicative of the Company's future operating results or financial condition.

              PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                        YEAR ENDED DECEMBER 31, 1993
                                            ----------------------------------------------------
                                                               PRO FORMA
                                            HISTORICAL        ADJUSTMENTS              PRO FORMA
                                            ----------    --------------------         ---------
                                                            (A)       (B),(C)
                                                          --------    --------
Sales and other income
  Sales...................................  $  601,601    $ 32,693                     $ 634,294
  Dividends, interest and other...........         333      19,643                        19,976
  Interest from parent....................       5,326                $ (5,326)(B)            --
  Gain on sale of affiliate shares........          --      29,607          --            29,607
                                            ----------    --------    --------         ---------
                                               607,260      81,943      (5,326)          683,877
                                            ----------    --------    --------         ---------
Costs and expenses
  Costs applicable to sales...............    (332,270)     (6,887)                     (339,157)
  Depreciation, depletion and
     amortization.........................    (107,169)     (2,831)                     (110,000)
  Exploration.............................     (10,061)    (42,633)                      (52,694)
  General and administrative..............     (11,272)    (24,577)                      (35,849)
  Interest expense, net...................          --     (12,394)                      (12,394)
  Related party interest..................          --      (5,326)      5,326(B)             --
  Other...................................      (3,980)     (5,118)                       (9,098)
                                            ----------    --------    --------         ---------
                                              (464,752)    (99,766)      5,326          (559,192)
                                            ----------    --------    --------         ---------
Income (loss) before income taxes.........     142,508     (17,823)                      124,685
Income tax benefit (provision)............     (29,392)     10,827                       (18,565)
                                            ----------    --------    --------         ---------
Income (loss) from continuing
  operations..............................     113,116      (6,996)                      106,120
Preferred stock dividends.................          --     (15,910)                      (15,910)
                                            ----------    --------    --------         ---------
Income (loss) from continuing operations
  applicable to common shares.............  $  113,116    $(22,906)   $     --         $  90,210(D)
                                            ----------    --------    --------         ---------
                                            ----------    --------    --------         ---------
Income per share form continuing
  operations..............................  $     1.08                                 $    0.94
                                            ----------                                 ---------
                                            ----------                                 ---------
Weighted average shares outstanding.......     104,875                  (8,474)(C)        96,401
                                            ----------                --------         ---------
                                            ----------                --------         ---------

- ---------------
(A) Reflects the combined operations of NMC excluding its interest in the Company, before the cumulative effect of change in accounting principle.

(B) Eliminates intercompany interest between the Company and NMC.

(C) Reflects the 8,650 shares of the Company's common stock transferred to the Company by NMC, adjusted for 176 common stock equivalent shares resulting from the options exercisable for the Company's common stock.

(D) NMC's reported consolidated income applicable to common stock ("NMC consolidated income") can be reconciled to the resulting pro forma income applicable to common stock as follows:

        NMC consolidated income..................................................................  $117,229
        Cumulative effect of change in accounting principle......................................   (38,470)
        NMC's minority interest in the Company...................................................    11,451
                                                                                                   --------
        Pro forma income applicable to common stock..............................................  $ 90,210
                                                                                                   --------
                                                                                                   --------

                      NEWMONT GOLD COMPANY AND SUBSIDIARY

                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                             AT DECEMBER 31, 1993
                                             -----------------------------------------------------
                                             HISTORICAL                                  PRO FORMA
                                             ----------                                  ---------
                                                                  PRO FORMA
                                                                 ADJUSTMENTS
                                                           ------------------------
                                                              (A)       (B),(C),(D)
                                                           ---------    -----------
Assets
  Cash and short-term investments..........  $      389    $  88,070                     $  88,459
  Advances to parent.......................     159,573                  $(159,573)(B)          --
  Inventories..............................     118,891        3,355                       122,246
  Other current assets.....................      15,948        2,311                        18,259
                                             ----------    ---------    -----------      ---------
     Current assets........................     294,801       93,736      (159,573)        228,964
  Property, plant and mine development,
     net...................................     695,460       99,070                       794,530
  Other assets.............................      31,609      131,307                       162,916
                                             ----------    ---------    -----------      ---------
          Total assets.....................  $1,021,870    $ 324,113     $(159,573)      $1,186,410
                                             ----------    ---------    -----------      ---------
                                             ----------    ---------    -----------      ---------
Liabilities and stockholders' equity
  Advances from related party..............  $       --    $ 159,573     $(159,573)(B)   $      --
  Other current liabilities................      60,257       49,777                       110,034
                                             ----------    ---------    -----------      ---------
     Current liabilities...................      60,257      209,350      (159,573)        110,034
  Long-term debt...........................          --      192,000                       192,000
  Other long-term liabilities..............      37,595      125,538                       163,133
                                             ----------    ---------    -----------      ---------
          Total liabilities................      97,852      526,888      (159,573)        465,167
Stockholders' equity
  Preferred stock -- Pro forma $5.00 par
     value; 5,000 shares authorized; 2,875
     shares issued of $5.50 convertible....          --                     14,375(C)       14,375
  Common stock -- $0.01 par value; 250,000
     shares authorized; 104,875 shares
     issued................................       1,049                                      1,049
  Treasury stock -- Pro forma 8,650
     shares................................          --                    (76,206)(D)     (76,206)
  Capital in excess of par value...........     206,260                                    206,260
  Retained earnings........................     716,709     (202,775)      (14,375)(C)     575,765
                                                                            76,206(D)
                                             ----------    ---------    -----------      ---------
          Total stockholders' equity.......     924,018     (202,775)           --         721,243
                                             ----------    ---------    -----------      ---------
          Total liabilities and
            stockholders'
            equity.........................  $1,021,870    $ 324,113     $(159,573)      $1,186,410
                                             ----------    ---------    -----------      ---------
                                             ----------    ---------    -----------      ---------

- ---------------

(A) Reflects the transfer at historical cost of NMC's combined assets and liabilities excluding its interest in the Company at December 31, 1993.

(B) Eliminates intercompany advances between the Company and NMC.

(C) Reflects the issuance at par value of 2,875 shares of the Company's $5.50 convertible preferred stock, $5.00 per share par value, to NMC.

(D) Reflects the transfer at a net book value of $8.81 per share at December 31, 1993 of 8,650 shares of the Company's common stock from NMC to the Company. The number of shares to be transferred was determined by taking the average closing market price of the Company's common stock ten trading days before the public announcement of the transaction and dividing it into $374 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with Arthur Andersen & Co., the Company's independent public accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's directors will be contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1994 annual meeting of stockholders and is incorporated herein by reference. Information concerning the Company's executive officers is set forth under Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning this item will be contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1994 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     Information concerning this item will be contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1994 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning this item will be contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1994 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

          1. Financial Statements

                                                                                10-K
                                                                                PAGE
                                                                                ----
        Management's Report...................................................   27
        Report of Independent Public Accountants..............................   28
        Statements of Consolidated Income.....................................   29
        Consolidated Balance Sheets...........................................   30
        Statements of Consolidated Changes in Stockholders' Equity............   31
        Statements of Consolidated Cash Flows.................................   32
        Notes to Consolidated Financial Statements............................   33

        2. Financial Statement Schedules
        Report of Independent Public Accountants on Schedules.................  S-1
        Schedule V   -- Property, Plant and Mine Development..................  S-2
        Schedule VI  -- Accumulated Depreciation, Depletion and Amortization of
                        Property, Plant and Mine Development..................  S-3
        Schedule X   -- Supplementary Income Statement Information............  S-4

     All other schedules have been omitted since they are either not required, are not applicable, or the required information is shown in financial statements or related notes.

          3. Exhibits

           3(a).      Restated Certificate of Incorporation dated May 2, 1986. Incorporated by reference to Exhibit 3 to the registrant's Registration Statement on Form S-1, Amendment No. 2 (No. 33-5565).
           3(b).      Certificate of Amendment of Certificate of Incorporation dated April
                        15, 1987. Incorporated by reference to Exhibit 3(b) to registrant's
                        Registration Statement on Form S-1, Amendment No. 1 (33-12686).
           3(c).      Certificate of Amendment of Certificate of Incorporation dated March
                        18, 1994.
           3(d).      By-Laws as amended through May 8, 1986. Incorporated by reference to
                        Exhibit 3 to registrant's Registration Statement on Form S-1,
                        Amendment No. 2 (No. 33-5565).
          10(a).      Management Services Agreement dated as of January 1, 1989 between registrant and NMC. Incorporated by reference to Exhibit 10(a) to registrant's Current Report on Form 8-K, dated November 20, 1989.
          10(b).      Tax Sharing Agreement dated as of January 1, 1986 between registrant and NMC. Incorporated by reference to Exhibit 10(b) to registrant's
                        Registration Statement on Form S-1 (No. 35-5565).
          10(c).      Exploration Agreement dated May 8, 1986 among registrant, NMC and NEL.
                        Incorporated by reference to Exhibit 10(c) to registrant's
                        Registration Statement on Form S-1 (No. 33-5565).
          10(d).      Letter Agreement dated December 15, 1993, between the registrant and
                        NMC. Incorporated by reference to Exhibit A to registrant's Proxy
                        Statement dated February 16, 1994.
          10(e).      Agreement dated October 15, 1993, effective November 1, 1993, among the registrant, NMC and Ronald C. Cambre. Incorporated by reference to
                        Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
          10(f).      Consultation Agreement dated as of October 31, 1993 between registrant,
                        NMC and Gordon R. Parker.
          23.         Consent of Independent Public Accountants.
          24.         Power of Attorney.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed by NGC during the quarter ended December 31, 1993.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Newmont Gold Company:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Newmont Gold Company and subsidiary, included in this Form 10-K, and have issued our report thereon dated January 25, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            /s/ ARTHUR ANDERSEN & CO.
                                            Arthur Andersen & Co.

Denver, Colorado
January 25, 1994

                                                                      SCHEDULE V

                      NEWMONT GOLD COMPANY AND SUBSIDIARY

                      PROPERTY, PLANT AND MINE DEVELOPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                                                                           OTHER
                                              BALANCE AT                                  CHANGES-        BALANCE AT
                                              BEGINNING     ADDITIONS                    ADDITIONS          END OF
                DESCRIPTION                   OF PERIOD     AT COSTS     RETIREMENTS    (DEDUCTIONS)        PERIOD
- --------------------------------------------  ----------    ---------    -----------    ------------      ----------
1993
  Land and mining claims....................   $  34,689    $   1,305     $   (4,743)      $   --         $   31,251
  Buildings and equipment...................     729,461       41,931         (7,350)          --            764,042
  Mine development costs....................     141,843       16,329         (1,557)          --            156,615
  Construction-in-progress..................      87,456      128,493         (2,376)          --            213,573
  Capitalized mining costs..................       5,150       23,603             --           --             28,753
                                              ----------    ---------    -----------    ------------      ----------
                                               $ 998,599    $ 211,661     $  (16,026)      $   --         $1,194,234
                                              ----------    ---------    -----------    ------------      ----------
                                              ----------    ---------    -----------    ------------      ----------
1992
  Land and mining claims....................   $  29,196    $   6,454     $     (971)      $   10         $   34,689
  Buildings and equipment...................     661,965      102,325        (34,819)         (10)           729,461
  Mine development costs....................     119,862       21,981             --           --            141,843
  Construction-in-progress..................      51,846      115,352        (79,742)          --             87,456
  Capitalized mining costs..................          --        5,150             --           --              5,150
                                              ----------    ---------    -----------    ------------      ----------
                                               $ 862,869    $ 251,262     $ (115,532)      $   --         $  998,599
                                              ----------    ---------    -----------    ------------      ----------
                                              ----------    ---------    -----------    ------------      ----------
1991
  Land and mining claims....................   $  25,672    $   3,546     $      (22)      $   --         $   29,196
  Buildings and equipment...................     642,601       36,993        (17,629)          --            661,965
  Mine development costs....................     109,231       14,925         (4,294)          --            119,862
  Construction-in-progress..................      10,994       62,996        (22,144)          --             51,846
                                              ----------    ---------    -----------    ------------      ----------
                                               $ 788,498    $ 118,460     $  (44,089)      $   --         $  862,869
                                              ----------    ---------    -----------    ------------      ----------
                                              ----------    ---------    -----------    ------------      ----------

                                                                     SCHEDULE VI

                      NEWMONT GOLD COMPANY AND SUBSIDIARY

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                    OF PROPERTY, PLANT AND MINE DEVELOPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                                             ADDITIONS                       OTHER
                                               BALANCE AT    CHARGED TO                     CHANGES-        BALANCE AT
                                               BEGINNING     COSTS AND                     ADDITIONS          END OF
                 DESCRIPTION                   OF PERIOD      EXPENSES     RETIREMENTS    (DEDUCTIONS)        PERIOD
- ---------------------------------------------  ----------    ----------    -----------    ------------      ----------
1993
  Land and mining claims.....................   $  13,450     $  1,100      $  (4,646)       $   --          $   9,904
  Buildings and equipment....................     318,687       86,000         (5,547)           --            399,140
  Mine development costs.....................      71,218       20,069         (1,557)           --             89,730
                                               ----------    ----------    -----------    ------------      ----------
                                                $ 403,355     $107,169      $ (11,750)       $   --          $ 498,774
                                               ----------    ----------    -----------    ------------      ----------
                                               ----------    ----------    -----------    ------------      ----------
1992
  Land and mining claims.....................   $  12,421     $  1,029      $      --        $   --          $  13,450
  Buildings and equipment....................     271,702       67,204        (20,219)           --            318,687
  Mine development costs.....................      48,508       22,710             --            --             71,218
                                               ----------    ----------    -----------    ------------      ----------
                                                $ 332,631     $ 90,943      $ (20,219)       $   --          $ 403,355
                                               ----------    ----------    -----------    ------------      ----------
                                               ----------    ----------    -----------    ------------      ----------
1991
  Land and mining claims.....................   $  11,485     $  1,240      $    (304)       $   --          $  12,421
  Buildings and equipment....................     206,764       75,660        (12,866)        2,144(1)         271,702
  Mine development costs.....................      33,349       16,407         (1,248)           --             48,508
                                               ----------    ----------    -----------    ------------      ----------
                                                $ 251,598     $ 93,307      $ (14,418)       $2,144          $ 332,631
                                               ----------    ----------    -----------    ------------      ----------
                                               ----------    ----------    -----------    ------------      ----------

- ---------------

(1) Write-down of employee housing.

                                                                      SCHEDULE X

                      NEWMONT GOLD COMPANY AND SUBSIDIARY

                  SUPPLEMENTARY INCOME STATEMENT INFORMATION*
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                                                       CHARGED TO INCOME
                                                                 ------------------------------
                                                                  1993        1992       1991
                                                                 -------    --------    -------
Maintenance and repairs........................................  $91,387    $101,003    $88,153
                                                                 -------    --------    -------
                                                                 -------    --------    -------
Royalties......................................................  $47,595    $ 46,613    $51,448
                                                                 -------    --------    -------
                                                                 -------    --------    -------
Taxes, other than payroll and income taxes:
  Net proceeds of mines........................................  $ 7,306    $  8,757    $ 9,298
  Other........................................................   16,381      15,028      8,192
                                                                 -------    --------    -------
                                                                 $23,687    $ 23,785    $17,490
                                                                 -------    --------    -------
                                                                 -------    --------    -------

- ---------------

* Excludes amortization of mine development costs which are included on Schedule VI.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NEWMONT GOLD COMPANY

                                            By: /s/  TIMOTHY J. SCHMITT
                                                     Timothy J. Schmitt
                                               Vice President, Secretary and
                                                 Assistant General Counsel
March 29, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                  SIGNATURE                             TITLE                     DATE
- ---------------------------------------------  -----------------------      -----------------
                          *                    Chairman and Director
              Gordon R. Parker
                          *                    Director
             Rudolph I. J. Agnew
                          *                    Director
               John P. Bolduc
                          *                    Vice Chairman and Chief
              Ronald C. Cambre                   Executive Officer and
                                               Director

                          *                    Director
             Joseph P. Flannery
                          *                    Director
              Thomas A. Holmes
                          *                    President and Chief            March 29, 1994
               T. Peter Philip                   Operating Officer and
                                                 Director

                          *                    Director
             Robin A. Plumbridge
                          *                    Director
          William I. M. Turner, Jr.
                          *                    Director
              Robert H. Quenon
                          *                    Director
              James V. Taranik
                          *                    Senior Vice President
               Wayne W. Murdy                    and Chief Financial
                                                 Officer (Principal
                                                 Financial Officer)

                          *                    Vice President and
               Gary E. Farmar                    Controller (Principal
                                                 Accounting Officer)

        *By   /s/  TIMOTHY J. SCHMITT
             Timothy J. Schmitt
             as Attorney-in-fact

                                                                      Appendix I




        The following is a narrative description of certain maps in image form which have been included in the paper version of the Form 10-K but which have been excluded from the EDGAR version of the Form 10-K.

        1. Map of Location of the Carlin Trend Operations in Nevada -- Page 5 of the Form 10-K.

                    On page 5 of the Form 10-K, the registrant has included a
              map of Nevada with an enlargement of the geographical location of its operations on the Carlin Trend discussed on page 4 of the Form 10-K. The map also includes a chart indicating the location of various deposits including those without proven and probable reserves.

        2. Map of Location of the Yanacocha Project in Peru -- Page 6 of the Form 10-K.

                    On page 6 of the Form 10-K, the registrant has included a
              map of the Country of Peru showing the geographical location of the Yanacocha project discussed on page 6 of the Form 10-K. The map also includes a notation that Minera Yanacocha S.A., the Peruvian corporation which owns and operates the Yanacocha project, is 38% owned by the registrant.

        3. Map of Location of the Zarafshan-Newmont Project in Uzbekistan -- Page 7 of the Form 10-K.

                    On page 7 of the Form 10-K, the registrant has included a
              map of the Republic of Uzbekistan showing the geographical location of the Zarafshan-Newmont project discussed on pages 6-7 of the Form 10-K. The map also includes a notation that the Zarafshan-Newmont joint venture, which operates the project, is 50% owned by the registrant.

        4. Map of Locations of the Minahasa Project and the Batu Hijau Project in Indonesia -- Page 8 of the Form 10-K.

                  On page 8 of the Form 10-K, the registrant has included a
            map of the Republic of Indonesia showing the geographical location of the Minahasa project and the Batu Hijau project, each of which is discussed on pages 7-8 of the Form 10-K. The map also includes a notation that each of the Indonesian companies that operate the Minahasa project and the Batu Hijau project is 80% owned by the registrant.

       5. Map of Location of the Grassy Mountain Project in Oregon -- Page 9 of the Form 10-K.

                  On page 9 of the Form 10-K, the registrant has included a map of Oregon and bordering states showing the geographical location of the Grassy Mountain project discussed on page 9 of the Form 10-K.

                                EXHIBIT INDEX

           3(a).      Restated Certificate of Incorporation dated May 2, 1986. Incorporated by reference to Exhibit 3 to the registrant's Registration Statement on Form S-1, Amendment No. 2 (No. 33-5565).
           3(b).      Certificate of Amendment of Certificate of Incorporation dated April
                        15, 1987. Incorporated by reference to Exhibit 3(b) to registrant's
                        Registration Statement on Form S-1, Amendment No. 1 (33-12686).
           3(c).      Certificate of Amendment of Certificate of Incorporation dated March
                        18, 1994.
           3(d).      By-Laws as amended through May 8, 1986. Incorporated by reference to
                        Exhibit 3 to registrant's Registration Statement on Form S-1,
                        Amendment No. 2 (No. 33-5565).
          10(a).      Management Services Agreement dated as of January 1, 1989 between registrant and NMC. Incorporated by reference to Exhibit 10(a) to registrant's Current Report on Form 8-K, dated November 20, 1989.
          10(b).      Tax Sharing Agreement dated as of January 1, 1986 between registrant and NMC. Incorporated by reference to Exhibit 10(b) to registrant's
                        Registration Statement on Form S-1 (No. 35-5565).
          10(c).      Exploration Agreement dated May 8, 1986 among registrant, NMC and NEL.
                        Incorporated by reference to Exhibit 10(c) to registrant's
                        Registration Statement on Form S-1 (No. 33-5565).
          10(d).      Letter Agreement dated December 15, 1993, between the registrant and
                        NMC. Incorporated by reference to Exhibit A to registrant's Proxy
                        Statement dated February 16, 1994.
          10(e).      Agreement dated October 15, 1993, effective November 1, 1993, among the registrant, NMC and Ronald C. Cambre. Incorporated by reference to
                        Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
          10(f).      Consultation Agreement dated as of October 31, 1993 between registrant,
                        NMC and Gordon R. Parker.
          23.         Consent of Independent Public Accountants.
          24.         Power of Attorney.