Form 10-Q
period 1994-03-31
NEWMONT GOLD CO
filed 1994-05-09
CIK 793308

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1994

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------
Commission File Number:     1-9184

                             NEWMONT GOLD COMPANY
             (Exact name of registrant as specified in its charter)

                Delaware                                                  13-2526632
    -------------------------------                          ------------------------------------
    (State or other jurisdiction of                          (I.R.S. Employer Identification No.)
     incorporation or organization)

 1700 Lincoln Street, Denver, Colorado                                       80203
- - ----------------------------------------                                  ----------
(Address of principal executive offices)                                  (Zip Code)

                                303-863-7414
              (Registrant's telephone number, including area code)


  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            (X) Yes    ( ) No

There were 96,286,342 shares of common stock outstanding on April 29, 1994.

Exhibit index is on page 19.

There are 22 pages included in this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
                       Statements of Consolidated Income
                       (In thousands, except per share)
                                  (Unaudited)

                                              Three Months Ended
                                                  March 31,
                                            ---------------------
                                               1994       1993
                                            ---------   ---------
Sales and other income
  Sales                                     $ 149,769   $ 127,901
  Interest from parent                           -          1,327
  Dividends, interest and other                 1,838          18
                                            ---------   ---------
                                              151,607     129,246
                                            ---------   ---------
Costs and expenses
  Costs applicable to sales                   (82,927)    (75,039)
  Depreciation, depletion and amortization    (22,906)    (27,475)
  Exploration                                 (11,554)       (416)
  General and administrative                   (8,896)     (3,117)
  Interest, net of capitalized interest of
    $4,749 in 1994                               (165)       -
  Other                                        (1,935)       -
                                            ---------   ---------
                                             (128,383)   (106,047)
                                            ---------   ---------

Equity in income of affiliated companies        1,460        -
                                            ---------   ---------

Pretax income before cumulative effect of
  change in accounting principle               24,684      23,199
Income tax provision                             (965)     (3,804)
                                            ---------   ---------

Income before cumulative effect of change
  in accounting principle                      23,719      19,395

Cumulative effect of change in accounting
  principle                                      -          2,665
                                            ---------   ---------

Net income                                     23,719      22,060
Preferred stock dividends                      (3,953)       -
                                            ---------   ---------
Net income applicable to common shares      $  19,766   $  22,060
                                            =========   =========

Income per common share:
  Income before cumulative effect of
    change in accounting principle          $    0.20   $    0.18
  Cumulative effect of change in accounting
    principle                                     -          0.02
                                            ---------   ---------
Net income per common share                 $    0.20   $    0.20
                                            =========   =========

Weighted average number of shares of common
  stock and common stock equivalents
  outstanding                                  96,598     104,875

Cash dividends declared per common share    $    0.12   $    -

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                                 March 31,    December 31,
                                                   1994           1993
                                               ------------   ------------
Assets
  Cash and cash equivalents                    $   37,476      $      389
  Short-term investments                           19,008            -
  Advances to parent                                 -            159,573
  Inventories                                     113,475         118,891
  Other                                            20,915          15,948
                                               ----------      ----------
      Current assets                              190,874         294,801

  Property, plant and mine development, net       865,891         695,460
  Other                                           171,498          31,609
                                               ----------      ----------
      Total assets                             $1,228,263      $1,021,870
                                               ==========      ==========

Liabilities
  Short-term debt                              $   15,739      $     -
  Accounts payable                                 18,676          15,062
  Accrued income taxes                             11,328            -
  Other accrued liabilities                        71,063          45,195
                                               ----------      ----------
      Current liabilities                         116,806          60,257

  Long-term debt                                  219,500            -
  Reclamation liabilities                          70,265          15,142
  Other long-term liabilities                      90,438          22,453
                                               ----------      ----------
      Total liabilities                           497,009          97,852
                                               ----------      ----------

Contingencies

Stockholders' Equity
  Preferred stock                                  14,375            -
  Common stock                                      1,049           1,049
  Capital in excess of par value                  207,578         206,260
  Retained earnings                               583,918         716,709
  Treasury stock                                  (75,666)           -
                                               ----------      ----------

    Total stockholders' equity                    731,254         924,018
                                               ----------      ----------

    Total liabilities and stockholders'
      equity                                   $1,228,263      $1,021,870
                                               ==========      ==========

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
                     Statements of Consolidated Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                       1994          1993
                                                     --------      --------
Operating activities:
  Net income                                         $ 23,719      $ 22,060
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization         22,906        27,475
      Undistributed earnings of affiliates             (1,460)         -
      Deferred taxes                                   (8,220)       (6,145)
                                                     --------      --------
                                                       36,945        43,390
      (Increase) decrease in operating assets:
        Inventories                                     8,577       (11,205)
        Other assets                                     (376)          652
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses          (8,880)      (11,010)
        Accrued income taxes                            9,185         7,284
        Other liabilities                               1,584            93
      Other operating                                     173           428
                                                    ---------      --------
Net cash provided by operating activities              47,208        29,632
                                                    ---------      --------

Investing activities:
  Net cash acquired from parent                        69,575          -
  (Advances to) repayments from parent                (13,553)       22,650
  Additions to property, plant and mine
    development                                       (94,805)      (52,695)
  Proceeds from maturities of short-term
    investments                                         6,462          -
  Purchase of short-term investments                   (6,666)         -
  Other                                                  (492)          175
                                                    ---------      --------
Net cash used in investing activities                 (39,479)      (29,870)
                                                    ---------      --------

Financing activities:
  Proceeds from long-term borrowings                   27,500          -
  Proceeds from issuance of common stock                1,858          -
                                                    ---------      --------
Net cash used in financing activities                  29,358          -
                                                    ---------      --------

Net increase (decrease) in cash and cash
  equivalents                                          37,087          (238)
Cash and cash equivalents at beginning of period          389           551
                                                    ---------      --------
Cash and cash equivalents at end of period          $  37,476      $    313
                                                    =========      ========

Supplemental information:
  Interest paid, net of amount capitalized of
    $4,749 in 1994                                  $  (2,860)     $   -
  Income tax paid                                   $    -         $   -

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



(1)      Basis of Preparation of Financial Statements

         These unaudited interim financial statements of Newmont Gold Company and subsidiaries (collectively the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, so long as the statements are not misleading.

         In the opinion of management, these financial statements reflect all adjustments which are necessary to a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature except for a benefit to income in the first quarter of 1993 of $2.7 million for the cumulative effect of a change in accounting principle for income taxes effective January 1, 1993 discussed in Item 8, Note 5 of the Company's Form 10-K for the year ended December 31, 1993. These interim financial statements should be read in conjunction with those annual financial statements.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)      Acquisition of Newmont Mining Corporation's Operations

         Effective January 1, 1994, the Company acquired all of the operations of its parent, Newmont Mining Corporation ("NMC"). The tax-free transaction included the following: (a) the transfer by NMC to the Company of 8,649,899 shares of the 94,500,000 shares of common stock of the Company held by NMC; (b) the transfer by NMC of all of its other assets to the Company; (c) the assumption by the Company of all the liabilities (contingent or otherwise) of NMC, but not NMC's obligations with respect to its $5.50 convertible preferred stock (the "NMC Preferred Stock"), (except for accrued and unpaid dividends as of December 31, 1993) and its employee stock options exercisable for NMC's common stock; (d) the issuance by the Company to NMC of 2,875,000 shares of $5.50 convertible preferred stock with a par value of $5.00 per share, and having terms identical to the NMC Preferred Stock (except that upon conversion, NMC will be entitled to receive shares of the Company's common stock instead of NMC's common stock); and (e) the issuance by the Company to NMC of 2,012,746 stock options exercisable for the Company's common stock having terms identical to NMC's employee stock options (except upon exercise, the Company's common stock is issued instead of NMC's common stock). As a result of the transaction, NMC's only assets are (i) the remaining shares of common stock of the Company held by it, which approximates 89.2% of the Company's common stock outstanding after the transaction, (ii) the 2,875,000 shares of the Company's $5.50 convertible preferred stock issued to it and
(iii) the Company's stock options issued to it.

         The Company accounted for the transaction as a transfer of assets and liabilities between entities under common control. As a result, the transferred assets and liabilities were recorded by the Company at NMC's historical cost with the difference charged to retained earnings. The 8,649,899 shares of common stock transferred were recorded as treasury stock at the book value of those shares on December 31, 1993. The Company's convertible preferred stock was recorded at its par value.

         The following pro forma condensed consolidated statement of income from continuing operations for the three months ended March 31, 1993 gives effect to the transaction as if it had occurred January 1, 1993. The statement includes the historical amounts for the Company, adjusted to reflect the historical amounts of NMC excluding its interest in the Company and the elimination of intercompany interest amounts.

              PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (In thousands, except per share)

                                                    Three Months Ended March 31, 1993
                                              -----------------------------------------------
                                              Historical   Pro Forma Adjustments    Pro Forma
                                              ----------   ----------------------   ---------
                                                              (A)       (B),(C)
                                                           --------   -----------
Sales and other income
  Sales                                       $ 127,901    $  8,277                 $ 136,178
  Dividends, interest and other                      18       6,660                     6,678
  Interest from parent                            1,327               $(1,327)(B)        -
                                              ---------    --------   -------       ---------
                                                129,246      14,937    (1,327)        142,856
                                              ---------    --------   -------       ---------

Costs and expenses
  Costs applicable to sales                     (75,039)       (364)                  (75,403)
  Depreciation, depletion and
    amortization                                (27,475)       (703)                  (28,178)
  Exploration                                      (416)     (9,562)                   (9,978)
  General and administrative                     (3,117)     (5,728)                   (8,845)
  Interest expense, net                            -         (3,900)                   (3,900)
  Related party interest                           -         (1,327)    1,327 (B)        -
  Other                                            -           (437)                     (437)
                                              ---------    --------   -------       ---------
                                               (106,047)    (22,021)    1,327        (126,741)
                                              ---------    --------   -------       ---------

Income (loss) before income taxes                23,199      (7,084)                   16,115
Income tax benefit (provision)                   (3,804)      2,425                    (1,379)
                                              ---------    --------                 ---------

Income (loss) from continuing
  operations                                     19,395      (4,659)                   14,736
Preferred stock dividends                          -         (4,051)                   (4,051)
                                              ---------    --------   -------       ---------
Income (loss) from continuing operations
  applicable to common shares                 $  19,395    $ (8,710)  $  -          $  10,685
                                              =========    ========   =======       =========

Income per share from continuing
  operations                                  $    0.18                             $    0.11
                                              =========                             =========

Weighted average shares outstanding             104,875                (8,586)(C)      96,289
                                              =========               =======       =========


(A) Reflects the combined operations of NMC excluding its interest in the Company, before the cumulative effect of change in accounting principle.
(B)  Eliminates intercompany interest between the Company and NMC.
(C) Reflects the 8,650 shares of the Company's common stock transferred to the Company by NMC, adjusted for 64 common stock equivalent shares resulting from the options exercisable for the Company's common stock.

(3)      Inventories

                                 March 31,     December 31,
                                   1994            1993
                               -------------   ------------
                                      (In thousands)
     Current:
       Ore and in-process        $ 56,283         $ 55,761
       Precious metals             28,494           37,486
       Materials and supplies      26,317           25,644
       Other                        2,381             -
                                 --------         --------
                                 $113,475         $118,891
                                 ========         ========
     Non-current:
       Ore in stockpiles         $ 40,400         $ 16,400
                                 ========         ========


(4)      Other Liabilities

                                 March 31,     December 31,
                                   1994            1993
                               -------------   ------------
                                      (In thousands)
     Current:
       Plant and equipment       $ 20,232         $ 20,340
       Payroll and related
         benefits                   9,480           13,382
       Interest                     6,773             -
       Royalties                    3,674            5,170
       Reclamation                  8,399             -
       Other                       22,505            6,303
                                 --------         --------
                                 $ 71,063         $ 45,195
                                 ========         ========

     Non-current:
       Postretirement benefits   $ 31,676         $ 10,868
       Income taxes                36,808            7,229
       Other                       21,954            4,356
                                 --------         --------
                                 $ 90,438         $ 22,453
                                 ========         ========

(5)      Debt

LONG-TERM DEBT

         As a result of the transaction with NMC discussed in Note 2, the Company assumed the following long-term debt (in thousands):


                                     Balance Outstanding
                                      at March 31, 1994
                                     -------------------
     8 5/8% notes                         $150,000
     Medium-term notes                      42,000
     Project financing loan                 27,500
                                          --------
                                          $219,500
                                          ========

8 5/8% Notes

         Unsecured notes with a principal amount of $150 million due April 1, 2002 and bearing an annual interest rate of 8 5/8% were outstanding at March 31, 1994. Interest is payable semi-annually in April and October and the notes are not redeemable prior to maturity.

Medium-term Notes

         Notes totalling $42 million with a weighted average interest rate of 7.7% maturing on various dates ranging from mid-1999 to late 2004 were outstanding as of March 31, 1994.

Project Financing Facility

         The Company, through a wholly-owned subsidiary, is a 50% participant in a joint venture in the Republic of Uzbekistan. The other 50% participants are two entities of the Uzbekistan government. The joint venture was established to construct and operate a leaching facility to produce gold from low-grade ore. The project is expected to cost approximately $150 million.

         The joint venture has secured $105 million of project financing for the project from a consortium of banks. The loan is payable out of the proceeds of the project, beginning the earlier of six months after completion or July 20, 1996 in semi-annual installments over three years. The average interest rate on the loan is 2.25 percentage points over the London Interbank Borrowing Rate prior to completion of the project and 3.75 percentage points over the London Interbank Borrowing Rate after completion of the project. The joint venture had made draws of $55 million under the facility as of March 31, 1994.

         The Company has guaranteed one-half of the payment of any amounts due under the loan until the requirements of a specified completion test have been satisfied, at which time the loan will become non-recourse debt. Such completion test must be satisfied no later than October 1996. The Company has obtained political risk insurance coverage for its investment and loan guarantee in Uzbekistan.

Revolving Credit Facility

         The Company assumed NMC's $280 million revolving credit facility. The facility expires in April 1997. No amounts were drawn down under the facility as of March 31, 1994. Interest rates are variable at the lenders' base rate plus 0.3% until May 1995 and 0.425% thereafter. The Company has the option to fix the rate for up to six months. There is an annual facility fee of 0.2% on the lenders' total commitment.

         The revolving credit facility contains covenants limiting consolidated indebtedness, as defined, to $750 million and requiring a minimum net worth. The minimum net worth requirement was $225 million in 1993 and increases $25 million annually. Also, the payment of future dividends to common and preferred stockholders was limited to $180.9 million as of March 31, 1994.

SHORT-TERM DEBT

         All short-term debt at March 31, 1994 consisted of bank debt which was assumed in the transaction with NMC.

         The Company currently has unsecured demand bank lines of credit aggregating $16 million, of which $15.7 million was outstanding at March 31, 1994. These facilities bear interest at customary short-term rates for borrowers with similar credit ratings.

(6)      Contingencies

         As a result of the transaction with NMC discussed in Note 2, the Company assumed several environmental obligations primarily associated with former mining activities. Based upon the Company's best estimate of its liability for these matters, $61.6 million was accrued at March 31, 1994, excluding $17.1 million also accrued for reclamation costs relating to currently producing mineral properties. The amounts are included in reclamation liabilities and other current liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 60% greater or 20% lower than the amount accrued at March 31, 1994.

         The Company has recorded long-term receivables from third parties, primarily insurance companies, of $39.2 million at March 31, 1994 for both a portion of the costs previously expended and for the future liabilities estimated in connection with these matters. These amounts are considerably less than what the Company has or will claim from the insurance carriers. Substantially all of this amount is contested by the insurance companies involved. The Company is negotiating with some of its insurance carriers for past and future costs relating to certain of these matters. The insurance carriers have reserved their rights or disclaimed liability under their respective policies, and certain carriers have commenced declaratory judgement actions seeking to avoid coverage. The Company has commenced litigation seeking coverage from certain carriers. Although the Company cannot reasonably predict the outcome of these actions, it is nevertheless management's opinion that a substantial recovery of claimed costs will be made from the insurance carriers. The total receivables recognized represent the reasonably probable amount the Company expects to receive based upon its discussions with counsel.

         The following is a discussion of the environmental obligations as of March 31, 1994.

Idarado Mining Company ("Idarado") - 80.1% owned

         In July 1992, NMC and Idarado signed a consent decree with the State of Colorado ("State") which was agreed to by the U.S.

District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), generally referred to as the "Superfund Act." Idarado paid $5.35 million pursuant to this consent decree in August 1992 to settle natural resources damages, past and future response costs and to provide habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified reclamation and remediation work related to its former mining activities in the Telluride/Ouray area of Colorado. The Company's best estimate of the cost of this work is included in the gross liability, as previously discussed. If the reclamation and remediation work does not meet certain measurement criteria specified in the consent decree, the State and court reserve the right to require Idarado to perform other reclamation and remediation work. Idarado and the Company have obtained a $16.3 million letter of credit to secure their obligations under the consent decree.

Resurrection Mining Company ("Resurrection") - 100% owned

         In 1983, the State of Colorado ("State") filed a lawsuit under the Superfund Act which involves a joint venture mining operation near Leadville, Colorado in which Resurrection is a joint venturer. This action was subsequently consolidated with a lawsuit filed by the United States Environmental Protection Agency ("EPA") in 1986. The EPA is taking the lead role on cleanup issues and the matters are now proceeding principally through the administrative processes of CERCLA, rather than through the court action. The proceedings seek to compel the defendants to remediate the impacts of pre-existing mining activities which the governments claim are causing substantial environmental problems in the area. The mining operations of the joint venture are operated by ASARCO, the other joint venturer. The governments have made NMC, Resurrection, the joint venture and ASARCO defendants in the proceedings. They are also proceeding against other companies with interests in the area.

         The EPA divided the remedial work into two phases. Phase I addresses a drainage and access tunnel owned by the joint venture - the Yak Tunnel. Phase II addresses the remainder of the site.

         In 1988 and 1989, the EPA issued administrative orders with respect to Phase I work for the Yak Tunnel. The joint venture, ASARCO, Resurrection and NMC have collectively implemented those orders by constructing a water treatment plant which was placed in operation in early 1992. The joint venture is in negotiations regarding remaining remedial work for Phase I, which primarily consists of monitoring and environmental maintenance activities.

         In October 1993, Resurrection paid $4.4 million for its share of past response costs through January 1991 for the United States and through January 1992 for the State.

         The EPA has not yet completed work to define a remedy for Phase II and thus has not published a current estimate of the costs of such remedial action. Accordingly, the Company cannot yet determine the full extent or cost of remedial action which will be required under Phase II. Moreover, in addition to costs of remedial action, the governments will seek to recover past and future response costs to be incurred at the site and may seek to recover for damages to natural resources. The case currently involves other solvent defendant corporations. The allocation of costs and damages incurred or to be incurred at the site among those defendants, if any such allocation is to be made, cannot be determined at this time.

         Although the ultimate amount of total costs and Resurrection's and the Company's exposure for such costs for Phase I and Phase II cannot be presently determined, the Company's best estimate of its potential exposure for these costs is included in the gross liability for these matters, previously discussed.

Dawn Mining Company ("Dawn") - 51% owned

         Dawn leased a currently inactive open-pit uranium mine on the Spokane Indian Reservation in the State of Washington ("State"). The mine is subject to regulation by agencies of the United States Department of Interior, the Bureau of Indian Affairs and the Bureau of Land Management, as well as the EPA. Dawn also owns a nearby uranium millsite facility.

         In 1991, Dawn's lease was formally terminated. As a result, Dawn was required to file a formal reclamation plan. Dawn does not have sufficient funds to pay for such a reclamation plan or to pay for the closure of its mill. Dawn proposed to the State a mill closure plan which could potentially generate the necessary funds to reclaim the mine and the mill. The State notified Dawn that the proposed plan was not the State's preferred alternative and was not consistent with certain policy considerations of the State. At March 31, 1994, Dawn was in the process of revising its proposed mill closure plan so as to meet these State concerns. The Company's best estimate for the future costs related to these matters is included in the gross liability for environmental matters, previously discussed.

         The Department of Interior previously notified Dawn that when the lease was terminated, it would seek to hold Dawn and NMC (as Dawn's then 51% owner) liable for any costs incurred as a result of Dawn's failure to comply with the lease and applicable regulations. The Company would vigorously contest any such claims. The Company cannot reasonably predict the likelihood or outcome of any future action against Dawn or the Company arising from this matter.

(7)      Supplementary Data

         The ratio of earnings to fixed charges for the quarter ended March 31, 1994 was 4.7. The Company guarantees certain third party debt which had total interest obligations of $0.2 million for the quarter ended March 31, 1994. The Company has not been required to pay any interest on these obligations in the past, nor does it expect to have to pay any amounts with respect to such debt in the future. Therefore, such amounts have not been included in the ratio of earnings to fixed charges.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         As discussed in Note 2 of Item 1, effective January 1, 1994, the Company acquired essentially all of the assets and assumed essentially all of the liabilities of its parent, Newmont Mining Corporation ("NMC"). The transaction resulted in, among other things, the Company receiving 8,649,899 shares of its common stock held by NMC and the Company issuing 2,875,000 shares of $5.50 convertible preferred stock to NMC with identical terms to NMC's outstanding $5.50 convertible preferred stock, except that the Company's preferred stock is convertible into shares of the Company instead of NMC. NMC retained approximately 89% of the outstanding common stock of the Company. The transfer of the assets and liabilities to the Company was accounted for at historical cost due to the transaction being between entities under common control.

         In that the Company was NMC's only significant producing operating entity, the transaction had little impact on current period gold mining operations. However, the Company's acquisition of NMC's 8.2 million contained ounces of worldwide gold reserves and worldwide exploration prospects did result in increased exploration and general and administrative expense and increased debt levels in the quarter ended March 31, 1994 compared to the same period of 1993.

         The following discussion summarizes the Company's results of operations for the quarters ended March 31, 1994 and 1993 and changes in its financial condition from December 31, 1993 to March 31, 1994 and the impacts of the transaction with NMC on both. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1993 annual report on Form 10-K.

RESULTS OF OPERATIONS

         The Company earned $23.7 million, or $0.20 per share, in the first quarter of 1994 compared with $22.1 million, or $0.20 per share in the first quarter of 1993. The 1994 results were impacted by $4.0 million of preferred stock dividends resulting from the $5.50 convertible preferred stock issued to NMC discussed above. The 1993 results included income of $2.7 million, or $0.02 per share, resulting from the cumulative effect of a change in accounting principle for income taxes. On a pro forma basis (see Note 2 in Item 1), income before the cumulative effect of a change in accounting principle for the first quarter of 1993 was $14.7 million, or $0.11 per share. The increase in 1994 income before the cumulative effect of a change in accounting principle is almost entirely attributable to increased gold price realizations.

         During the first quarter of 1994, the Company sold 389,700 ounces of gold at an average price of $384 per ounce compared to 388,200 ounces at an average price of $330 per ounce in the first quarter of 1993. Thus of the $21.9 million increase in sales revenues between years, approximately $21.4 million was attributable to the increase in realized price, with the balance attributable to increased production. Pro forma sales revenues for the 1993 first quarter were $8.3 million greater than historical primarily due to a higher average price being recognized on production as a result of a hedging program NMC had in place in 1993. No production is currently hedged.

         The Company expects to cease operating its original Mill No. 1 facility at its Carlin, Nevada operations during the second quarter of 1994. This mill has for many years processed refractory ores. Beginning in the third quarter 1994, all refractory will now be processed by the Company's new refractory ore treatment plant. Mill No. 1 produced only 6,000 ounces in the first quarter of 1994, so its shutdown will not have a material impact on the Company's production. The Company still expects to produce approximately 1.6 million ounces in 1994.

         The Company's costs applicable to sales increased in aggregate and on a per ounce of gold sold basis in the first quarter of 1994 compared to the first quarter of 1993. The following table summarizes the significant components of these costs per ounce of gold sold:

                                   Three Months Ended
                                         March 31,
                                   ------------------
                                    1994        1993
                                    ----        ----
     Production costs               $182        $158
     Royalties                        24          31
     Other                             6           4
                                    ----        ----
                                    $212        $193
                                    ====        ====


         In the aggregate, production costs increased approximately $9.5 million in the first quarter of 1994 from the first quarter of 1993, in addition to increasing $24 per ounce of production. These increases are a result of processing higher cost ore and are in line with the Company's expectations of higher costs being incurred in 1994. Contributing to the lower costs in the 1993 period was the processing of ore previously mined for the Company at no cost by Barrick Goldstrike Mines, Inc. The production cost increases were partially offset by a decrease in royalties of approximately $2.5 million, or $7 per ounce of gold sold. The decreases were due to treating less royalty-burdened ore in the 1994 first quarter than the 1993 first quarter.

         During the 1994 first quarter the Company capitalized $6.7 million, or $17 per ounce of production, of mining costs associated with the Post deposit. This compares to $4.5 million, or $12 per ounce of production, in the 1993 first quarter. The increases are attributable to more tons mined in the 1994 first quarter. These per ounce costs, in conjunction with the per ounce costs applicable to sales, resulted in total cash costs per ounce of production of $229 in the first quarter of 1994 compared to $205 in the first quarter of 1993.

         Depreciation, depletion and amortization decreased $4.6 million in the 1994 first quarter. Approximately $1.8 million of this decrease was due to lower estimated future depletable dewatering costs in the 1994 first quarter than in the 1993 first quarter. Such estimated costs in the first quarter of 1994 are comparable with the estimated costs used during the last three quarters of 1993. Another $1.5 million of the decrease was due to a change in estimated useful lives of certain depreciable assets effective July 1, 1993. The remaining first quarter decrease is primarily due to facilities that became either fully depreciated or placed on stand-by status during 1993 and thus no comparable depreciation was taken in 1994.

         Exploration expense increased significantly during the 1994 first quarter, and this was directly attributable to the Company's acquisition of NMC's worldwide exploration projects. In addition, the Company's exploration efforts were hampered by weather problems during the first quarter of 1993. As reflected in the 1993 pro forma income statement in Note 2 of Item 1, pro forma exploration expense for the first quarter of 1993 would have been approximately $10 million. Exploration expense levels are expected to further increase over the balance of 1994.

         General and administrative expense ("G&A") also increased significantly as a result of the Company's acquisition of NMC's operations. Previously, the Company allocated G&A to NMC pursuant to a management services agreement between the two entities. As a result of the transaction with NMC, that agreement was cancelled and no G&A is now allocated to NMC. As reflected in the pro forma income statement in Note 2 of Item 1, the pro forma G&A for the first quarter of 1993 is comparable to that incurred in the first quarter of 1994. However, due to the Company's expanding international projects, G&A is expected to increase over the balance of the year.

         As a result of the Company assuming NMC's indebtedness, it incurred interest costs of approximately $4.9 million during the first quarter of 1994. Almost all of this interest was capitalized as a result of major construction projects in Nevada, primarily the $300 million refractory ore treatment plant, and a $150 million leaching operation in Uzbekistan, in which the Company is a 50% participant. The refractory ore treatment plant is expected to be completed in mid-summer 1994, and the Uzbekistan project is expected to be completed in early 1995.

         The Company's equity income is a result of its 38% interest in Minera Yanacocha S.A., which produced approximately 46,000 ounces of gold in the first quarter of 1994 (approximately 17,500 ounces attributable to the Company's interest) and is expected to produce approximately 220,000 ounces for the year (approximately 84,000 ounces attributable to the Company's interest). Minera Yanacocha commenced gold production from a leaching operation in August of 1993.

         The effective tax rate was approximately 4% in the first quarter of 1994 compared to approximately 16% in the first quarter of 1993. The low 1994 rate is a result of the estimated amount of percentage depletion for the year being a high proportion of estimated pretax financial income for the year.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1994, the Company's capital expenditures were $94.8 million and cash flow from operating activities was $47.2 million. Additional cash sources during the quarter were $27.5 million of project financing debt related to construction of the Uzbekistan leaching project and approximately $70 million of cash acquired from NMC in the transaction previously discussed. Of the first quarter 1994 capital expenditures, approximately $12.8 million was spent on the Uzbekistan project and approximately $42.0 million was spent on the refractory ore treatment plant at the Company's Carlin, Nevada operations.

         As stated in the Management's Discussion and Analysis in the Company's 1993 annual report on Form 10-K, available cash balances and cash flow from operating activities will not be sufficient to cover an expected $400 million in capital expenditures in 1994. In addition to the project financing for the Uzbekistan project, which will provide an additional $25 million for the Company's share of its capital costs, the Company has a $280 million revolving credit facility and expects to have $150 million available under a medium-term note program. The Company believes these facilities provide adequate liquidity to finance the Company's capital investment programs. However, the Company continuously monitors capital markets and may utilize alternative sources of funds available to it. The Company expects to fund maturities of its debt through operating cash flow and/or by refinancing the debt as it becomes due.

         The Company declared common stock dividends of $0.12 per share, or approximately $11.5 million in total, and accrued preferred stock dividends of $4.0 million in the first quarter of 1994. Such dividends will be paid in the second quarter of 1994.

         All significant changes in the Company's balance sheet accounts between December 31, 1993 and March 31, 1994 are attributable to the acquisition of NMC's assets and the assumption of NMC's liabilities. Primarily due to the historical cost of the liabilities assumed being greater than the assets acquired, the Company's retained earnings were reduced by a net of approximately $141 million as a result of the transaction.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         A Special Meeting of stockholders of registrant was held on March 17, 1994.

         The stockholders approved a proposed transaction between registrant and its 90.1% stockholder, Newmont Mining Corporation ("Newmont Mining"), for the transfer to registrant of all of the assets of Newmont Mining, other than 85,850,101 shares of registrant's common stock, owned by Newmont Mining, in exchange for (i) the assumption by registrant of all liabilities of Newmont Mining, but not Newmont Mining's obligations with respect to the $5.50 Convertible Preferred Stock of Newmont Mining and employee stock options of Newmont Mining (the "NMC Options"), (ii) the issuance by registrant to Newmont Mining of preferred stock of registrant, and (iii) the issuance by registrant to Newmont Mining of options exercisable for registrant's common stock on the same terms as the NMC Options. The vote was as follows:

              For                      98,851,143
              Against                     757,821
              Abstentions                 364,886
              Broker non-votes             -0-
                                       ----------
                                       99,973,850
                                       ==========

         The stockholders approved an amendment to the Certificate of Incorporation to authorize 5,000,000 shares of preferred stock, par value $5.00 per share. The vote was as follows:

              For                     85,377,679
              Against                 14,098,294
              Abstentions                497,877
              Broker non-votes            -0-
                                      ----------
                                      99,973,850
                                      ==========


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              11 - Statement re Computation of Per Share Earnings. 12 - Statement re Computation of Ratio of Earnings
                   to Fixed Charges.

         (b)  Reports on Form 8-K:

              No reports were filed on Form 8-K during the quarter ended March 31, 1994.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 NEWMONT GOLD COMPANY
                                     (Registrant)



Date:  May 9, 1994               /s/ WAYNE W. MURDY
                                 ------------------------------------
                                 Wayne W. Murdy
                                 Senior Vice President
                                 and Chief Financial Officer
                                 (Principal Financial Officer)



Date:  May 9, 1994               /s/ GARY E. FARMAR
                                 ------------------------------------
                                 Gary E. Farmar
                                 Vice President and Controller
                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX



                                                               Page
                                                              ------
Exhibit 11 - Statement re Computation of Per Share Earnings   20-21

Exhibit 12 - Statement re Computation of Ratio of Earnings       22
             to Fixed Charges