Form 10-Q
period 1994-06-30
NEWMONT GOLD CO
filed 1994-08-12
CIK 793308

PAGE  1
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q
(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended JUNE 30, 1994

                                       or

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  _______________ to _______________

Commission File Number:  1-9184

                            NEWMONT GOLD COMPANY
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                13-2526632
- -------------------------------       -----------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)


  1700 Lincoln Street, Denver, Colorado                      80203
- ----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                                   303-863-7414
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     --------------------------------------------------------------------
     (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            (X) Yes    ( ) No

There were 96,327,626 shares of common stock outstanding on July 29, 1994.

Exhibit index is on page 22.

There are 25 pages included in this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
                       Statements of Consolidated Income
                       (In thousands, except per share)
                                  (Unaudited)

                                                      Three Months Ended
                                                            June 30,
                                                   -----------------------
                                                      1994          1993
                                                   ---------     ---------
Sales and other income
  Sales                                            $ 139,337     $ 150,060
  Interest from parent                                  -            1,233
  Dividends, interest and other                        1,789            61
                                                   ---------     ---------
                                                     141,126       151,354
                                                   ---------     ---------
Costs and expenses
  Costs applicable to sales                          (72,849)      (81,686)
  Depreciation, depletion and
    amortization                                     (21,186)      (27,014)
  Exploration                                        (16,648)       (3,534)
  General and administrative                         (12,501)       (2,398)
  Interest, net of capitalized
    interest of $5,531 in 1994                          (433)         -
  Other                                              (28,910)         (337)
                                                   ---------     ---------
                                                    (152,527)     (114,969)
                                                   ---------     ---------
Equity in income of affiliated
  companies                                            3,641          -
                                                   ---------     ---------
Income (loss) before income taxes                     (7,760)       36,385

Income tax (provision) benefit                        26,697        (8,292)
                                                   ---------     ---------
Net income                                            18,937        28,093

Preferred stock dividends                             (3,953)          -
                                                   ---------     ---------
Net income applicable to common
  shares                                           $  14,984     $  28,093
                                                   =========     =========

Net income per common share                        $    0.16     $    0.27
                                                   =========     =========
Weighted average number of shares of
  common stock and common stock
  equivalents outstanding                             96,439       104,875

Cash dividends declared per common share           $    0.12     $    -

PAGE  3
                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
                       Statements of Consolidated Income
                       (In thousands, except per share)
                                  (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                     ---------------------
                                                        1994        1993
                                                     ---------   ---------
Sales and other income
  Sales                                              $ 289,106   $ 277,961
  Interest from parent                                    -          2,560
  Dividends, interest and other                          3,628          79
                                                     ---------   ---------
                                                       292,734     280,600
                                                     ---------   ---------
Costs and expenses
  Costs applicable to sales                           (155,776)   (156,725)
  Depreciation, depletion and amortization             (44,092)    (54,489)
  Exploration                                          (28,203)     (3,950)
  General and administrative                           (21,397)     (5,515)
  Interest, net of capitalized interest
    of $10,281 in 1994                                    (598)       -
  Other                                                (30,845)       (337)
                                                     ---------   ---------
                                                      (280,911)   (221,016)
                                                     ---------   ---------
Equity in income of affiliated companies                 5,101        -
                                                     ---------   ---------
Income before income taxes and cumulative effect
  of change in accounting principle                     16,924      59,584
Income tax (provision) benefit                          25,732     (12,096)
                                                     ---------   ---------
Income before cumulative effect of change in
  accounting principle                                  42,656      47,488

Cumulative effect of change in accounting
  principle                                               -          2,665
                                                     ---------   ---------
Net income                                              42,656      50,153

Preferred stock dividends                               (7,906)       -
                                                     ---------   ---------
Net income applicable to common shares               $  34,750   $  50,153
                                                     =========   =========
Income per common share:
  Income before cumulative effect of change
    in accounting principle                          $    0.36   $    0.45
  Cumulative effect of change in accounting
    principle                                             -           0.02
                                                     ---------   ---------
  Net income per common share                        $    0.36   $    0.47
                                                     =========   =========
Weighted average number of shares of common
  stock and common stock equivalents outstanding        96,471     104,875

Cash dividends declared per common share             $    0.24   $    -

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                                  June 30,     December 31,
                                                    1994           1993
                                                ------------   ------------
Assets
  Cash and cash equivalents                     $   31,045      $      389
  Short-term investments                            14,315            -
  Advances to parent                                  -            159,573
  Inventories                                      129,826         118,891
  Other                                             35,455          15,948
                                                ----------      ----------
      Current assets                               210,641         294,801

  Property, plant and mine development, net        961,390         695,460
  Other                                            154,592          31,609
                                                ----------      ----------
      Total assets                              $1,326,623      $1,021,870
                                                ==========      ==========

Liabilities
  Short-term debt                               $   15,739      $     -
  Accounts payable                                  20,914          15,062
  Accrued income taxes                               8,059            -
  Other accrued liabilities                         86,910          45,195
                                                ----------      ----------
      Current liabilities                          131,622          60,257

  Long-term debt                                   314,500            -
  Reclamation liabilities                           71,537          15,142
  Other long-term liabilities                       72,320          22,453
                                                ----------      ----------
      Total liabilities                            589,979          97,852
                                                ----------      ----------
Contingencies

Stockholders' Equity
  Preferred stock                                   14,375            -
  Common stock                                       1,049           1,049
  Capital in excess of par value                   208,414         206,260
  Retained earnings                                588,118         716,709
  Treasury stock                                   (75,312)           -
                                                ----------      ----------
    Total stockholders' equity                     736,644         924,018
                                                ----------      ----------
    Total liabilities and stockholders'
      equity                                    $1,326,623      $1,021,870
                                                ==========      ==========

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
                     Statements of Consolidated Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                     ---------------------
                                                       1994         1993
                                                     --------     --------
Operating activities:
  Net income                                         $ 42,656     $ 50,153
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization         44,092       54,489
      Undistributed earnings of affiliates             (5,066)        -
      Deferred taxes                                  (28,284)      (6,359)
                                                     --------     --------
                                                       53,398       98,283
      (Increase) decrease in operating assets:
        Inventories                                    (4,877)     (25,993)
        Other assets                                   22,361       (4,456)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses          (2,882)      (7,001)
        Accrued income taxes                           (9,904)        -
        Other liabilities                                 550         (246)
      Other operating                                      74        1,275
                                                    ---------     --------
Net cash provided by operating activities              58,720       61,862
                                                    ---------     --------
Investing activities:
  Net cash acquired from parent                        70,331         -
  Repayments from parent                                 -          35,281
  Additions to property, plant and mine development  (198,225)     (97,862)
  Other                                                 4,580          491
                                                    ---------     --------
Net cash used in investing activities                (123,314)     (62,090)
                                                    ---------     --------
Financing activities:
  Proceeds from long-term borrowings                  122,500         -
  Proceeds from issuance of common stock                3,048         -
  Dividends paid on common stock                      (23,094)        -
  Dividends paid on preferred stock                    (7,204)        -
                                                    ---------     --------
Net cash provided by financing activities              95,250         -
                                                    ---------     --------
Net increase (decrease) in cash and cash
  equivalents                                          30,656         (228)
Cash and cash equivalents at beginning of period          389          551
                                                    ---------     --------
Cash and cash equivalents at end of period          $  31,045     $    323
                                                    =========     ========
Supplemental information:
  Interest paid, net of amount capitalized of
    $10,281 in 1994                                 $    (937)    $   -
  Income tax paid                                   $  12,057     $ 20,000

                      NEWMONT GOLD COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


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

     In the opinion of management, these financial statements reflect all adjustments which are necessary to a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature except for the following: (1) During the quarter and six months ended June 30, 1994, a charge of $27.1 million related to environmental obligations associated with former mining activities as discussed in Note 6 herein; (2) during the quarter and six months ended June 30, 1994, an income tax benefit of $16.2 million resulting from the resolution of certain tax issues associated with prior years; and (3) in the six months ended June 30, 1993, a benefit to income of $2.7 million for the cumulative effect of a change in accounting principle for income taxes effective January 1, 1993 as discussed in Item 8, Note 5 of the Company's Form 10-K for the year ended December 31, 1993. These interim financial statements should be read in conjunction with those annual financial statements.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)  Acquisition of Newmont Mining Corporation's Operations

     Effective January 1, 1994, the Company acquired all of the operations of its parent, Newmont Mining Corporation ("NMC"). The tax-free transaction included the following: (a) the transfer by NMC to the Company of 8,649,899 shares of the 94,500,000 shares of common stock of the Company held by NMC; (b) the transfer by NMC of all of its other assets to the Company; (c) the assumption by the Company of all the liabilities (contingent or otherwise) of NMC (including the Company's $159.6 million of advances to NMC as of December 31, 1993), but not NMC's obligations with respect to its $5.50 convertible preferred stock (the "NMC Preferred Stock"), (except for accrued and unpaid dividends as of December 31, 1993) and its employee stock options exercisable for NMC's common stock; (d) the issuance by the Company to NMC of 2,875,000 shares of $5.50 convertible preferred stock with a par value of $5.00 per share, and having terms identical to the NMC Preferred Stock (except that upon conversion, NMC will be entitled to receive shares of the Company's common stock instead of NMC's common stock); and (e) the issuance by the Company to NMC of 2,012,746 stock options exercisable for the Company's common stock having terms identical to NMC's employee stock options (except upon exercise, the Company's common stock is issued instead of NMC's common stock). As a result of the transaction, NMC's only assets at June 30, 1994 were (i) 85,947,814 shares of common stock of the Company which approximates 89.2% of the Company's common stock outstanding, (ii) 2,875,000 shares of the Company's $5.50 convertible preferred stock and (iii) stock options to purchase 2,023,575 shares of the Company.

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

     The following reflects the adjustments made to the Company's balance sheet effective as of January 1, 1994 for the transaction (in thousands):



Assets
  Cash and cash equivalents                                   $  70,331
  Short-term investments                                         18,709
  Advances to parent                                           (159,573)
  Inventories                                                     3,355
  Other                                                           2,311
                                                              ---------
     Current assets                                             (64,867)

  Property, plant and mine development, net                      99,070
  Other                                                         131,307
                                                              ---------
     Total assets                                             $ 165,510
                                                              =========

Liabilities
  Short-term debt                                             $  15,739
  Accounts payable                                                2,876
  Accrued income taxes                                            2,143
  Other accrued liabilities                                      29,019
                                                              ---------
     Current liabilities                                         49,777

  Long-term debt                                                192,000
  Reclamation liabilities                                        55,952
  Other long-term liabilities                                    69,586
                                                              ---------
     Total liabilities                                          367,315

Stockholders' Equity
  Preferred stock                                                14,375
  Retained earnings                                            (139,974)
  Treasury stock                                                (76,206)
                                                              ---------
     Total stockholders' equity                                (201,805)
                                                              ---------
     Total liabilities and stockholders' equity               $ 165,510
                                                              =========

     The following pro forma condensed consolidated statement of income from continuing operations for the three months and six months ended June 30, 1993 gives effect to the transaction as if it had occurred January 1, 1993. The statement includes the historical amounts for the Company, adjusted to reflect the historical amounts of NMC excluding its interest in the Company and the elimination of intercompany interest amounts.

              PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (In thousands, except per share)

                                      Three Months Ended June 30, 1993
                            -----------------------------------------------
                             Historical   Pro Forma Adjustments   Pro Forma
                             ----------   ----------------------  ---------
                                             (A)       (B),(C)
                                          --------   -----------
Sales and other income
  Sales                       $ 150,060   $  6,226                $ 156,286
  Interest from parent            1,233              $(1,233)(B)       -
  Dividends, interest and
   other                             61      3,412                    3,473
  Gain on sale of securities       -        29,607                   29,607
                              ---------   --------   -------      ---------
                                151,354     39,245    (1,233)       189,366
                              ---------   --------   -------      ---------
Costs and expenses
  Costs applicable to sales     (81,686)         3                  (81,683)
  Depreciation, depletion
    and amortization            (27,014)      (764)                 (27,778)
  Exploration                    (3,534)    (8,628)                 (12,162)
  General and administrative     (2,398)    (5,371)                  (7,769)
  Interest expense, net            -        (3,588)                  (3,588)
  Related party interest           -        (1,233)    1,233 (B)       -
  Other                            (337)    (2,765)                  (3,102)
                              ---------   --------   -------      ---------
                               (114,969)   (22,346)    1,233       (136,082)
                              ---------   --------   -------      ---------
Income before income
  taxes                          36,385     16,899                   53,284
Income tax provision             (8,292)    (2,676)                 (10,968)
                              ---------   --------   -------      ---------
Income from continuing
  operations                     28,093     14,223                   42,316
Preferred stock dividends          -        (3,909)                  (3,909)
                             ----------   --------   -------      ---------
Income from continuing
  operations applicable
  to common shares           $   28,093   $ 10,314   $  -         $  38,407
                             ==========   =========  =======      =========
Income per share from
  continuing operations      $     0.27                           $    0.40
                             ==========                           =========
Weighted average shares
  outstanding                   104,875               (8,359)(C)     96,516
                             ==========              =======      =========



(A) Reflects the combined operations of NMC excluding its interest in the Company, before the cumulative effect of a change in accounting principle.
(B)  Eliminates intercompany interest between the Company and NMC.
(C) Reflects the 8,650 shares of the Company's common stock transferred to the Company by NMC, adjusted for 291 common stock equivalent shares resulting from the options exercisable for the Company's common stock.

              PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (In thousands, except per share)


                                      Six Months Ended June 30, 1993
                            -----------------------------------------------
                             Historical   Pro Forma Adjustments   Pro Forma
                             ----------   ----------------------  ---------
                                             (A)       (B),(C)
                                          --------   -----------
Sales and other income
  Sales                       $ 277,961   $ 14,503                $ 292,464
  Interest from parent            2,560              $(2,560)(B)       -
  Dividends, interest and
   other                             79     10,072                   10,151
  Gain on sale of securities       -        29,607                   29,607
                              ---------   --------   -------      ---------
                                280,600     54,182    (2,560)       332,222
                              ---------   --------   -------      ---------
Costs and expenses
  Costs applicable to sales    (156,725)      (361)                (157,086)
  Depreciation, depletion
    and amortization            (54,489)    (1,467)                 (55,956)
  Exploration                    (3,950)   (18,190)                 (22,140)
  General and administrative     (5,515)   (11,099)                 (16,614)
  Interest expense, net            -        (7,488)                  (7,488)
  Related party interest           -        (2,560)    2,560 (B)       -
  Other                            (337)    (3,201)                  (3,538)
                              ---------   --------   -------      ---------
                               (221,016)   (44,366)    2,560       (262,822)
                              ---------   --------   -------      ---------
Income before income
  taxes                          59,584      9,816                   69,400
Income tax provision            (12,096)      (251)                 (12,347)
                              ---------   --------   -------      ---------
Income from continuing
  operations                     47,488      9,565                   57,053
Preferred stock dividends          -        (7,960)                  (7,960)
                             ----------   --------   -------      ---------
Income from continuing
  operations applicable
  to common shares           $   47,488   $  1,605   $  -         $  49,093
                             ==========   ========   =======      =========
Income per share from
  continuing operations      $     0.45                           $    0.51
                             ==========                           =========

Weighted average shares
  outstanding                   104,875               (8,521)(C)     96,354
                             ==========              =======      =========


(A) Reflects the combined operations of NMC excluding its interest in the Company, before the cumulative effect of change in accounting principle.
(B) Eliminates intercompany interest between the Company and NMC.
(C) Reflects the 8,650 shares of the Company's common stock transferred to the Company by NMC, adjusted for 129 common stock equivalent shares resulting from the options exercisable for the Company's common stock.

(3)  Inventories

     Inventories consist of the following:

                                                   June 30,    December 31,
                                                     1994          1993
                                                  ---------    -----------
                                                      (In thousands)
     Current:
       Ore and in-process                         $  64,070       $ 55,761
       Precious metals                               36,815         37,486
       Materials and supplies                        26,567         25,644
       Other                                          2,374           -
                                                   --------       --------
                                                   $129,826       $118,891
                                                   ========       ========

     Non-current:
       Ore in stockpiles                           $ 37,503       $ 16,400
                                                   ========       ========


(4)  Other Liabilities

     Other liabilities consist of the following:

                                                   June 30,    December 31,
                                                     1994          1993
                                                  ---------    -----------
                                                      (In thousands)
     Current:
       Plant and equipment                         $ 33,772       $ 20,340
       Payroll and related
         benefits                                    11,940         13,382
       Interest                                       4,412           -
       Royalties                                      2,637          5,170
       Reclamation                                    7,910           -
       Other                                         26,239          6,303
                                                   --------       --------
                                                   $ 86,910       $ 45,195
                                                   ========       ========

     Non-current:
       Postretirement benefits                     $ 29,826       $ 10,868
       Income taxes                                  20,988          7,229
       Other                                         21,506          4,356
                                                   --------       --------
                                                   $ 72,320       $ 22,453
                                                   ========       ========

(5)  Debt

LONG-TERM DEBT

     Long-term debt obligations of the Company were as follows (in thousands):

                                                        Balance Outstanding
                                                          at June 30, 1994
                                                        -------------------
     8 5/8% notes                                            $150,000
     Medium-term notes                                         42,000
     Project financing                                         47,500
     Revolving credit facility                                 75,000
                                                             --------
                                                             $314,500
                                                             ========

     No long-term debt was outstanding at December 31, 1993.

8-5/8% Notes

     Unsecured notes with a principal amount of $150 million due April 1, 2002 and bearing an annual interest rate of 8-5/8% were outstanding at June 30, 1994. Interest is payable semi-annually in April and October and the notes are not redeemable prior to maturity.

Medium-term Notes

     Notes totalling $42 million with a weighted average interest rate of 7.7% maturing on various dates ranging from mid-1999 to late 2004 were outstanding as of June 30, 1994.

Project Financing Facility

     The Company, through a wholly-owned subsidiary, is a 50% participant in a joint venture in the Republic of Uzbekistan. The other 50% participants are two entities of the Uzbekistan government. The joint venture was established to construct and operate a leaching facility to produce gold from low-grade ore.

     The joint venture has secured $105 million of project financing from a consortium of banks. The loan is payable out of the proceeds of the project, beginning the earlier of the second quarterly interest payment date after completion or July 20, 1996, in semi-annual installments over three years. The average interest rate on the loan is 2.25 percentage points over the London Interbank Borrowing Rate prior to completion of the project and 3.75 percentage points over the London Interbank Borrowing Rate after completion of the project. The joint venture had made draws of $95 million under the facility as of June 30, 1994.

     The Company has guaranteed one-half of the payment of any amounts due under the loan until the requirements of a specified completion test have been satisfied, at which time the loan will become non-recourse debt. Such completion test must be satisfied no later than October 1996. The Company has obtained political risk insurance coverage for its investment and loan guarantee.

Revolving Credit Facility

     The Company has a $400 million revolving credit facility with a consortium of banks. The facility expires in April 1998. Amounts totalling $75 million were drawn down under the facility as of June 30, 1994. Interest rates are variable and adjust subject to changes in the Company's long-term debt ratings and to usage of the facility in terms of borrowings as a percentage of commitments. Currently, the Company's interest rate is the lenders' base rate plus 0.25%. The Company has the option to fix the rate for up to six months. There is an annual facility fee which will also adjust subject to the Company's debt ratings. This fee is presently 0.15% of the lenders' total commitment.

     The revolving credit facility contains covenants limiting consolidated indebtedness, as defined, to 67% of total capitalization and requiring a minimum net worth. The minimum net worth requirement is $250 million in 1994 and increases $25 million annually through 1997.

SHORT-TERM DEBT

     All short-term debt at June 30, 1994 consisted of bank debt which was assumed in the transaction with NMC.

     The Company currently has unsecured demand bank lines of credit aggregating $16 million, of which $15.7 million was outstanding at June 30, 1994. These facilities bear interest at customary short-term rates for borrowers with similar credit ratings.

(6)  Contingencies

     The Company is involved in several matters concerning environmental obligations primarily associated with former mining activities. Based upon the Company's best estimate of its liability for these matters, $66.3 million was accrued at June 30, 1994, excluding $18.1 million also accrued for reclamation costs relating to currently producing mineral properties. The amounts are included in reclamation liabilities and other current liabilities. The $66.3 million at June 30, 1994 includes a charge of $7.1 million taken in the second quarter of 1994 as a result of the Company revising its estimate of the costs associated with these matters. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 65% greater or 15% lower than the amount accrued at June 30, 1994.

     The Company has recorded net long-term receivables from insurance companies of approximately $17 million at June 30, 1994 for both a portion of the costs previously expended and for estimated future costs associated with environmental obligations covered by insurance policies associated with former mining activities. This amount is substantially less than what the Company has or will claim from the insurance carriers. All of the claims are contested by the insurance carriers. The Company has had and continues to have discussions with the insurance carriers regarding its claims. Certain of the insurance carriers have commenced declaratory judgment actions seeking to avoid coverage and the Company has commenced litigation seeking coverage from certain other carriers. As a result of the Company's counsels' recent review of the actions and the fact that settlement discussions with the insurance carriers have not progressed as quickly as had previously been expected, the Company provided a valuation allowance of $20 million in the second quarter of 1994. Although the Company cannot predict the outcome of the legal actions or assure receipt of the amounts recorded, the Company will continue to vigorously pursue recovery under the insurance policies and believes that it is reasonably possible that the ultimate amounts recovered will exceed the net receivable recorded as of June 30, 1994. The net receivable recorded at June 30, 1994 represents the probable amount the Company expects to receive based upon its evaluation of the discussions with the insurance companies, its discussions with in-house and outside counsel regarding the merits of the various claims made and defenses raised, its interpretation of the insurance policies and its factual investigation of the issues.

     The following is a discussion of the environmental obligations associated with former mining activities as of June 30, 1994.

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

Resurrection Mining Company ("Resurrection") - 100% owned

     In 1983, the State of Colorado ("State") filed a lawsuit under the Superfund Act which involves a joint venture mining operation near Leadville, Colorado in which Resurrection is a joint venturer. This action was subsequently consolidated with a lawsuit filed by the United States Environmental Protection Agency ("EPA") in 1986. The EPA is taking the lead role on cleanup issues and the matters are now proceeding principally through the administrative processes of CERCLA, rather than through the court action. The proceedings seek to compel the defendants to remediate the impacts of pre-existing mining activities which the government agencies claim are causing substantial environmental problems in the area. The mining operations of the joint venture are operated by ASARCO, the other joint venturer. The governments have made NMC, Resurrection, the joint venture and ASARCO defendants in the proceedings. They are also proceeding against other companies with interests in the area.

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

     The EPA has not yet completed work to define a remedy for Phase II and thus has not published a current estimate of the costs of such remedial action. Accordingly, the Company cannot yet determine the full extent or cost of remedial action which will be required under Phase II. Moreover, in addition to costs of remedial action, the government agencies will seek to recover past and future response costs to be incurred at the site and may seek to recover for damages to natural resources. The parties have entered into a consent decree with respect to Phase II which apportions liabilities and responsibilities for the site among the various parties. The consent decree has been lodged with the court but has not yet been entered by the court. The consent decree will not be final and binding until entered by the court.

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

     In 1991, Dawn's lease was formally terminated. As a result, Dawn was required to file a formal reclamation plan. Dawn does not have sufficient funds to pay for such a reclamation plan or to pay for the closure of its mill. Dawn proposed to the State a mill closure plan which could potentially generate the necessary funds to reclaim the mine and the mill. The State notified Dawn that the proposed plan was not the State's preferred alternative and was not consistent with certain policy considerations of the State. Dawn has submitted a revised mill closure plan to address the State's concerns. The State has not yet acted on the revised proposed plan. The Company's best estimate for the future costs related to these matters is included in the gross liability for environmental matters, previously discussed.

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

(7)  Supplementary Data

     The ratio of earnings to fixed charges for the six months ended June 30, 1994 was 1.2.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     As discussed in Note 2 of Item 1, effective January 1, 1994, the Company acquired essentially all of the assets and assumed essentially all of the liabilities of its parent, Newmont Mining Corporation ("NMC"). The transaction resulted in, among other things, the Company receiving 8,649,899 shares of its common stock held by NMC and the Company issuing 2,875,000 shares of $5.50 convertible preferred stock to NMC with identical terms to NMC's outstanding $5.50 convertible preferred stock, except that the Company's preferred stock is convertible into shares of the Company instead of NMC. NMC retained approximately 89% of the outstanding common stock of the Company. The transfer of the assets and liabilities of the Company was accounted for at historical cost due to the transaction being between entities under common control.

     In that the Company held NMC's only significant gold mining operations, the transaction had little impact on the results of gold mining operations in the quarter and six months ended June 30, 1994. However, the Company's acquisition of NMC's 8.2 million contained ounces of worldwide gold reserves and worldwide exploration prospects did result in increased exploration and general and administrative expense and increased debt levels in the 1994 periods compared to the similar periods in 1993.

     The following discussion summarizes the Company's results of operations for the quarters and six month periods ended June 30, 1994 and 1993 and changes in financial condition from December 31, 1993 to June 30, 1994, as well as the impacts of the transaction with NMC. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1993 annual report on Form 10-K.

RESULTS OF OPERATIONS

     The Company earned $18.9 million, or $0.16 per share, and $42.7 million, or $0.36 per share, in the quarter and six months ended June 30, 1994, respectively, compared with $28.1 million, or $0.27 per share, and $50.2 million, or $0.47 per share, in the respective 1993 periods. The 1994 periods include a tax benefit of $16.2 million resulting from the resolution of certain tax issues associated with prior years and $27.1 million of charges ($17.6 million after-tax) associated with environmental obligations discussed in Note 6 of Item 1, which together net to a charge of $0.01 per share on an after-tax basis. The six months ended June 30, 1993 included a benefit of $2.7 million, or $0.02 per share, for the cumulative effect of a change in accounting principle for income taxes. On a pro forma basis, giving effect to the transaction with NMC as if it had occurred January 1, 1994 (see Note 2 in Item
1), income before the cumulative effect of a change in accounting principle for the second quarter and first six months of 1993 was $42.3 million, or $0.40 per share, and $57.1 million, or $0.51 per share, respectively. The pro forma earnings include a gain of $29.6 million, or $19.3 million and $0.20 per share after-tax, on the sale of an investment in Newcrest Mining Limited, a former subsidiary of NMC. Earnings for the 1994 periods were impacted by anticipated lower gold production and preferred stock dividends resulting from the $5.50 convertible preferred stock issued to NMC discussed above.

     Sales revenue decreased $10.7 million, or 7%, for the second quarter of 1994 compared to the same quarter of 1993 and increased $11.1 million, or 4%, for the first six months of 1994 compared to 1993. In comparison with 1993 pro forma sales revenue, the 1994 second quarter was down by $17.0 million and the 1994 six month period was down by $3.4 million. The following table shows the impact of price and quantity variances between the periods on sales revenues (in millions):

                                  Second Quarter            Six Months
                             ----------------------   -----------------------
                              1994 vs.     1994 vs.    1994 vs.     1994 vs.
                             Historical   Pro forma   Historical   Pro forma
                                1993         1993        1993         1993
                             ----------   ---------   ----------   ----------

Changes in sales revenues
  due to change in:
    Average sales price       $  7.3       $  2.0       $ 27.8       $ 15.5
    Quantity sold              (18.0)       (19.0)       (16.7)       (18.9)
                              ------       ------       ------       ------
      Total increase
       (decrease)             $(10.7)      $(17.0)      $ 11.1       $ (3.4)
                              ======       ======       ======       ======


     The following table reflects the gold ounces sold and average price for the respective periods:

                                   Second Quarter                        Six Months
                          --------------------------------   -------------------------------
                                   Historical    Pro forma            Historical   Pro forma
                           1994       1993          1993      1994       1993         1993
                          ------   ----------   ----------   ------   ----------   ---------

Ounces sold
 (in thousands)           365.0       414.9         415.4     754.7      803.0        806.7

Average price per ounce    $382        $362          $376      $383       $346         $362



     Production decreased in the 1994 periods as the Company began its transition to ready itself to process large quantities of refractory ore at its Carlin operations. In May 1994, the Company shut down its Mill No. 2 at Carlin to facilitate the incorporation of parts of this mill into the Company's new refractory ore treatment plant which will process high-grade refractory ore. This plant is expected to become operational by the end of the third quarter of 1994. The Company expects its total annual production to be 1.6 million ounces in 1994.

     The decrease in 1994 production attributable to sales revenues is partially offset by the Company's equity interest in Minera Yanacocha S.A. ("Yanacocha"), a 38% owned Peruvian corporation which commenced production in August 1993. Yanacocha sold 69,200 ounces, or 26,300 ounces to the Company's interest, and 114,800 ounces, or 43,600 ounces to the Company's interest, in the second quarter and first six months of 1994, respectively. These ounces were produced at an average operating cost, excluding depreciation, depletion and amortization, of $126 per ounce and $135 per ounce in the second quarter and first six months of 1994, respectively. The Company's equity income in the 1994 periods is a result of this investment.

     The average price per ounce received reflects average market prices for the 1994 and 1993 historical periods. Higher prices were realized on a pro forma basis in the 1993 periods as a result of a hedging program NMC had in place. No production is currently hedged.

     As a result of lower production, the Company's costs applicable to sales decreased in the aggregate in the 1994 periods, but increased on a per ounce of gold sold basis in the 1994 periods from the 1993 periods. The following table summarizes the significant components of these costs per ounce of gold sold:

                                   Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                   ------------------    ----------------
                                    1994        1993       1994     1993
                                    ----        ----       ----     ----
     Production costs               $172        $162       $177     $160
     Royalties                        21          28         23       29
     Other                             6           7          6        6
                                    ----        ----       ----     ----
                                    $199        $197       $206     $195
                                    ====        ====       ====     ====


     In the aggregate, production costs decreased approximately $4.1 million for the second quarter of 1994 compared to the second quarter of 1993. The decrease is due primarily to lower costs associated with mining and milling as a result of lower tons mined and milled. In the aggregate, production costs increased approximately $5.5 million for the six months ended June 30, 1994 compared to the same period of 1993. The increase is primarily the result of a larger increase in ore inventory in the 1993 period relative to 1994 ($14.8 million) and a greater reduction of in-process inventory in the 1994 period relative to 1993 ($2.1 million). These increases were partially offset by lower mining and milling costs as a result of lower tons mined and milled. The increased per ounce production costs are a result of processing higher cost ores in the 1994 periods due to higher waste-to-ore ratios and slightly lower grades.

     For the 1994 second quarter and six month period, royalty costs on an aggregate basis were $7.7 million and $17.2 million, respectively. This compares to royalty costs in the 1993 second quarter and six month period of $11.5 million and $23.6 million, respectively. Royalty costs on an aggregate and per ounce basis were lower in 1994 periods than the same periods in 1993 due to less royalty-burdened ore being treated in the 1994 periods.

     Depreciation, depletion and amortization decreased $5.8 million and $10.4 million in the 1994 second quarter and first six months, respectively, when compared to the same periods of 1993. Approximately $2.7 million of the decrease between quarters and $3.5 million of the decrease between the six month periods is the result of facilities that became either fully depreciated or placed on standby status and thus no comparable depreciation was taken in 1994 periods. Another $3.1 million and $4.6 million of the decrease in the 1994 quarter and six month period, respectively, was due to a change in estimated useful lives of certain depreciable assets effective July 1, 1993. In addition, $1.9 million of the decrease in the six month 1994 period is the result of lower estimated future dewatering costs.

     Exploration expense increased significantly during the 1994 second quarter and six month period in comparison to the same periods of 1993. This was directly attributable to the Company's acquisition of NMC's worldwide exploration projects. Exploration expense in the 1994 periods is also up over the comparable pro forma 1993 periods as had been anticipated due to increased international exploration activity.

     General and administrative expense ("G&A") also increased significantly as a result of the Company's acquisition of NMC's operations. Previously, the Company allocated a portion of G&A to NMC pursuant to a management services agreement between the two entities. Compared to the 1993 pro forma amounts, G&A increased by $4.7 million and $4.8 million in the second quarter and first six months of 1994, respectively, primarily due to the Company's expanding international activities.

     As a result of the Company assuming NMC's indebtedness, it incurred interest costs of $6.0 million and $10.9 million during the second quarter and first six months of 1994. Almost all of this interest was capitalized as a result of major construction projects at the Carlin operations, primarily the refractory ore treatment plant, and the leaching operation in Uzbekistan, in which the Company is a 50% participant. The refractory ore treatment plant is expected to be operational by the end of the third quarter of 1994 and the Uzbekistan project is expected to be completed in early 1995.

     Other expense increased $28.6 million and $30.5 million for the second quarter and first six months of 1994, respectively, over the same periods of 1993. In the 1994 second quarter, as discussed in Note 6 of Item 1, a valuation allowance of $20.0 million was made against long-term receivables from insurance companies for recoveries related to environmental obligations associated with former mining activities and a provision of $7.1 million was made for additional estimated environmental related costs associated with the same former mining activities. The Company recorded the valuation allowance after discussions with counsel reviewing the litigation with the insurance companies and due to the cases not progressing as quickly as previously expected. Nevertheless, the Company intends to vigorously pursue its claims against the insurance companies and believes it is reasonably possible that it will ultimately recover more than the approximate net $17 million receivable recorded at June 30, 1994, although there can be no assurance that this amount will be recovered. Due to the expectation that the actual cash payments for the environmental obligations will occur over a number of years and the Company cannot predict when it will receive insurance recoveries, the charge for the valuation allowance as well as additional environmental obligations are not expected to have any significant negative impact on the Company's liquidity. The Company continuously monitors and reviews its environmental obligations, and although the Company believes that it has adequately accrued for such costs, as additional facts become known, additional provisions may be required.

     In Oregon, a petition drive has placed an initiative on the ballot for the fall election which would require the back-filling of open pit gold mines. The Company's Grassy Mountain project is in Oregon and is expected to be an open pit mine. If the initiative is passed, it would be uneconomic to use an open pit to mine the current reserves.

     During the second quarter of 1994, the Company recognized a $16.2 million income tax benefit as a result of the resolution of certain tax issues associated with prior years. This, combined with a deferred tax benefit of approximately $9.5 million associated with the previously mentioned $27.1 million total charge associated with environmental obligations, resulted in the tax benefit for the second quarter and first six months of 1994. In addition, the benefits of percentage depletion result in a low effective tax rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1994, the Company's capital expenditures were $198.2 million and cash flow from operating activities was $58.7 million. Other significant sources of cash during the period were $75.0 million of borrowings under the Company's revolving credit facility, $47.5 million of project financing debt related to construction of the Uzbekistan leaching project and approximately $70 million of cash acquired from NMC in the transaction previously discussed. Of the capital expenditures, $100.9 million was spent on the refractory ore treatment facility and $30.7 million was spent on the Uzbekistan project. In addition, the Company capitalized $16.9 million of mining costs associated with the Post Deposit in Nevada. Due to the diverse waste-to-ore ratios of the deposit, costs are capitalized to the extent they do not relate to current production.

     As stated in the Management's Discussion and Analysis in the Company's 1993 annual report on Form 10-K, available cash balances and cash flow from operating activities will not be sufficient to cover an expected $400 million in capital expenditures in 1994. The Company has a $400 million revolving credit facility, of which $75 million was outstanding at June 30, 1994. The Company also expects to enter into a sale-leaseback transaction to finance the Carlin refractory ore treatment facility. The Company expects to raise approximately $340 million from this transaction and use a portion of the proceeds to pay down outstanding balances under its revolving credit facility. This transaction is expected to be consummated in the second half of 1994 and will be reflected as a financing transaction for financial statement purposes. The Company believes that this financing, in conjunction with its other sources of funding described above, provides adequate liquidity to finance the Company's capital investment programs. However, the Company continuously monitors capital markets and may utilize alternative sources of funds available to it. The Company expects to fund maturities of its debt through operating cash flow or by refinancing the debt as it becomes due, or both.

     For the first six months of 1994, the Company paid common stock dividends of $0.24 per share, or $23.1 million. In addition, the Company paid $7.2 million of preferred stock dividends during the 1994 period on the preferred stock issued to NMC in the transaction.

     Significant changes in the Company's balance sheet accounts between December 31, 1993 and June 30, 1994 are primarily attributable to the acquisition of the NMC's assets and the assumption of NMC's liabilities as discussed in Note 2 of Item 1. Primarily due to the historical cost of the liabilities assumed being greater than the historical cost of the assets acquired, the Company's retained earnings were reduced by a net of approximately $140 million as a result of the transaction.

PART II - OTHER INFORMATION


Item 4.  Submission of Matter to a Vote of Security Holders

     Registrant's annual meeting of stockholders was held on May 12, 1994.

     All eleven directors nominated to serve as directors of Registrant were elected. The vote was as follows:

                                                                   Broker
     Nominee                For      Withheld   Abstentions      Non-Votes
- --------------------    ----------   --------   -----------      ---------
R. I. J. Agnew          92,083,039     43,924         0              0
J. P. Bolduc            92,103,539     23,424         0              0
R. C. Cambre            92,106,939     20,024         0              0
J. P. Flannery          92,105,109     21,854         0              0
T. A. Holmes            92,106,609     20,354         0              0
G. R. Parker            92,107,039     19,924         0              0
T. P. Philip            92,106,960     20,003         0              0
R. A. Plumbridge        92,098,889     28,074         0              0
R. H. Quenon            92,088,289     38,674         0              0
J. V. Taranik           92,088,589     38,374         0              0
W. I. M. Turner, Jr.    92,103,189     23,774         0              0


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     11 - Statement re Computation of Per Share Earnings.

     12 - Statement re Computation of Ratio of Earnings to Fixed Charges.

(b)  Reports on Form 8-K:

     A report on Form 8-K dated April 5, 1994 was filed reporting the acquisition of assets and assumption of liabilities by the Registrant from Newmont Mining Corporation. This transaction was approved by stockholders of the Registrant on March 18, 1994 and the related Bill of Sale and Assignment and Assumption of Liabilities Agreement was executed on March 21, 1994. Included in the filing were financial statements of Newmont Mining Corporation and subsidiaries excluding Newmont Gold Company for the years ended December 31, 1993 and 1992 and pro forma financial statements of Newmont Gold Company and subsidiary for 1993 (incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 1993).

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        NEWMONT GOLD COMPANY
                                        (Registrant)



Date:  August 12, 1994                  /s/ Wayne W. Murdy
                                        Wayne W. Murdy
                                        Senior Vice President and
                                          Chief Financial Officer
                                        (Principal Financial Officer)



                                        /s/ Gary E. Farmar
                                        Gary E. Farmar
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX


                                                                      Page
                                                                      ----
Exhibit 11 - Statement re Computation of Per Share Earnings          23-24

Exhibit 12 - Statement re Computation of Ratios of Earnings             25
             to Fixed Charges