Form 10-Q
period 1994-09-30
NEWMONT GOLD CO
filed 1994-10-27
CIK 793308

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q
(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended SEPTEMBER 30, 1994

                                       or

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    ---------------
Commission File Number:     1-9184
                         ------------

                             NEWMONT GOLD COMPANY
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                13-2526632
- - --------------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)


  1700 Lincoln Street, Denver, Colorado                       80203
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                  303-863-7414
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            (X) Yes    ( ) No

There were 96,419,258 shares of common stock outstanding on October 21, 1994.

Exhibit index is on page 23.

There are 228 pages included in this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
                       Statements of Consolidated Income
                       (In thousands, except per share)
                                  (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                   -----------------------
                                                      1994          1993
                                                   ---------     ---------
Sales and other income
  Sales                                            $ 150,063     $ 169,856
  Interest from parent                                  -            1,368
  Dividends, interest and other                        6,772           182
                                                   ---------     ---------
                                                     156,835       171,406
                                                   ---------     ---------
Costs and expenses
  Costs applicable to sales                          (83,001)      (87,478)
  Depreciation, depletion and
    amortization                                     (24,192)      (26,475)
  Exploration                                        (19,523)       (2,266)
  General and administrative                         (10,485)       (2,304)
  Interest, net of capitalized
    interest of $6,609 in 1994                          (307)         -
  Other                                               (4,250)         -
                                                   ---------     ---------
                                                    (141,758)     (118,523)
                                                   ---------     ---------
Equity in income of affiliated
  companies                                            5,991          -
                                                   ---------     ---------
Income before income taxes                            21,068        52,883

Income tax (provision) benefit                         1,338       (11,173)
                                                   ---------     ---------
Net income                                            22,406        41,710

Preferred stock dividends                             (3,953)         -
                                                   ---------     ---------
Net income applicable to common
  shares                                           $  18,453     $  41,710
                                                   =========     =========

Net income per common share                        $    0.19     $    0.40
                                                   =========     =========
Weighted average number of shares of
  common stock and common stock
  equivalents outstanding                             96,482       104,875

Cash dividends declared per common share           $    0.12     $    -

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
                       Statements of Consolidated Income
                       (In thousands, except per share)
                                  (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                     ---------------------
                                                        1994        1993
                                                     ---------   ---------
Sales and other income
  Sales                                              $ 439,168   $ 447,817
  Interest from parent                                    -          3,928
  Dividends, interest and other                         10,401         261
                                                     ---------   ---------
                                                       449,569     452,006
                                                     ---------   ---------
Costs and expenses
  Costs applicable to sales                           (238,777)   (244,203)
  Depreciation, depletion and amortization             (68,284)    (80,964)
  Exploration                                          (47,726)     (6,216)
  General and administrative                           (31,882)     (7,819)
  Interest, net of capitalized interest
    of $16,890 in 1994                                    (905)       -
  Other                                                (35,095)       (337)
                                                     ---------   ---------
                                                      (422,669)   (339,539)
                                                     ---------   ---------
Equity in income of affiliated companies                11,093        -
                                                     ---------   ---------
Income before income taxes and cumulative effect
  of change in accounting principle                     37,993     112,467
Income tax (provision) benefit                          27,069     (23,269)
                                                     ---------   ---------
Income before cumulative effect of change in
  accounting principle                                  65,062      89,198

Cumulative effect of change in accounting
  principle                                               -          2,665
                                                     ---------   ---------
Net income                                              65,062      91,863

Preferred stock dividends                              (11,859)       -
                                                     ---------   ---------
Net income applicable to common shares               $  53,203   $  91,863
                                                     =========   =========
Income per common share:
  Income before cumulative effect of change
    in accounting principle                          $    0.55   $    0.85
  Cumulative effect of change in accounting
    principle                                              -          0.02
                                                     ---------   ---------
  Net income per common share                        $    0.55   $    0.87
                                                     =========   =========
Weighted average number of shares of common
  stock and common stock equivalents outstanding        96,475     104,875

Cash dividends declared per common share             $    0.36   $    -

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                              September 30,    December 31,
                                                  1994             1993
                                              ------------     -----------
Assets
  Cash and cash equivalents                     $  239,782      $      389
  Short-term investments                            13,991            -
  Advances to parent                                  -            159,573
  Inventories                                      112,515         118,891
  Other                                             41,300          15,948
                                                ----------      ----------
      Current assets                               407,588         294,801

  Property, plant and mine development, net      1,047,626         695,460
  Other                                            169,166          31,609
                                                ----------      ----------
      Total assets                              $1,624,380      $1,021,870
                                                ==========      ==========
Liabilities
  Short-term debt                               $   15,739      $     -
  Accounts payable                                  23,246          15,062
  Accrued income taxes                                 323            -
  Other accrued liabilities                         91,976          45,195
                                                ----------      ----------
      Current liabilities                          131,284          60,257

  Long-term debt                                   593,634            -
  Reclamation liabilities                           67,207          15,142
  Other long-term liabilities                       84,704          22,453
                                                ----------      ----------
      Total liabilities                            876,829          97,852
                                                ----------      ----------
Contingencies

Stockholders' Equity
  Preferred stock                                   14,375            -
  Common stock                                       1,049           1,049
  Capital in excess of par value                   211,639         206,260
  Retained earnings                                595,013         716,709
  Treasury stock                                   (74,525)           -
                                                ----------      ----------
      Total stockholders' equity                   747,551         924,018
                                                ----------      ----------
      Total liabilities and stockholders'
        equity                                  $1,624,380      $1,021,870
                                                ==========      ==========

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
                     Statements of Consolidated Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                       Nine Months Ended
                                                           September 30,
                                                     ----------------------
                                                       1994         1993
                                                     --------     ---------
Operating activities:
  Net income                                         $ 65,062     $  91,863
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization         68,284        80,964
      Undistributed earnings of affiliates            (11,093)         -
      Deferred taxes                                  (28,941)      (11,151)
                                                     --------     ---------
                                                       93,312       161,676
      (Increase) decrease in operating assets:
        Inventories                                    10,628       (36,728)
        Other assets                                    3,317        (4,984)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses           6,218        (5,834)
        Accrued income taxes                           (1,820)       (2,466)
        Other liabilities                              (4,621)        4,879
      Other operating                                  (2,004)          206
                                                    ---------     ---------
Net cash provided by operating activities             105,030       116,749
                                                    ---------     ---------
Investing activities:
  Net cash acquired from parent                        70,331          -
  Repayments from parent                                 -           17,211
  Additions to property, plant and mine development  (310,951)     (140,218)
  Other                                                12,098         5,959
                                                    ---------     ---------
Net cash used in investing activities                (228,522)     (117,048)
                                                    ---------     ---------
Financing activities:
  Proceeds from long-term borrowings                  528,634          -
  Repayments of long-term borrowings                 (127,000)         -
  Proceeds from issuance of common stock                7,061          -
  Dividends paid on common stock                      (34,653)         -
  Dividends paid on preferred stock                   (11,157)         -
                                                    ---------     ---------
Net cash provided by financing activities             362,885          -
                                                    ---------     ---------
Net increase (decrease) in cash and cash
  equivalents                                         239,393          (299)
Cash and cash equivalents at beginning of period          389           551
                                                    ---------     ---------
Cash and cash equivalents at end of period          $ 239,782     $     252
                                                    =========     =========
Supplemental information:
  Interest paid, net of amount capitalized of
    $16,890 in 1994                                 $  (4,038)    $    -
  Income taxes paid                                 $  19,157     $  26,944

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

     In the opinion of management, these financial statements reflect all adjustments which are necessary to a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature except for the following: (1) for the nine months ended September 30, 1994, a charge of $27.1 million related to environmental obligations associated with former mining activities as discussed in Note 6 herein; (2) for the nine months ended September 30, 1994, an income tax benefit of $16.2 million resulting from the resolution of certain tax issues associated with prior years; and (3) for the nine months ended September 30, 1993, a benefit to income of $2.7 million for the cumulative effect of a change in accounting principle for income taxes effective January 1, 1993 as discussed in Item 8, Note 5 of the Company's Form 10-K for the year ended December 31, 1993. These interim financial statements should be read in conjunction with those annual financial statements.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)  Acquisition of Newmont Mining Corporation's Operations

     Effective January 1, 1994, the Company acquired all of the operations of its parent, Newmont Mining Corporation ("NMC"). The tax-free transaction included the following: (a) the transfer by NMC to the Company of 8,649,899 shares of the 94,500,000 shares of common stock of the Company held by NMC; (b) the transfer by NMC of all of its other assets to the Company; (c) the assumption by the Company of all the liabilities (contingent or otherwise) of NMC (including the Company's $159.6 million of advances to NMC as of December 31, 1993), but not NMC's obligations with respect to its $5.50 convertible preferred stock (the "NMC Preferred Stock"), (except for accrued and unpaid dividends as of December 31, 1993) and its employee stock options exercisable for NMC's common stock; (d) the issuance by the Company to NMC of 2,875,000 shares of $5.50 convertible preferred stock with a par value of $5.00 per share, and having terms identical to the NMC Preferred Stock (except that upon conversion, NMC will be entitled to receive shares of the Company's common stock instead of NMC's common stock); and (e) the issuance by the Company to NMC of 2,012,746 stock options exercisable for the Company's common stock having terms identical to NMC's employee stock options (except upon exercise, the Company's common stock is issued instead of NMC's common stock). As a result of the transaction, NMC's only assets at September 30, 1994 were (i) 86,040,880 shares of common stock of the Company which approximates 89.2% of the Company's common stock outstanding, (ii) 2,875,000 shares of the Company's $5.50 convertible preferred stock and (iii) stock options to purchase 1,927,980 shares of the Company.

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

     The following reflects the adjustments made to the Company's balance sheet effective as of January 1, 1994 for the transaction (in thousands):



Assets
  Cash and cash equivalents                                   $   70,331
  Short-term investments                                          18,709
  Advances to parent                                            (159,573)
  Inventories                                                      3,355
  Other                                                            2,311
                                                              ----------
     Current assets                                              (64,867)

  Property, plant and mine development, net                       99,070
  Other                                                          131,307
                                                              ----------
     Total assets                                             $  165,510
                                                              ==========

Liabilities
  Short-term debt                                             $   15,739
  Accounts payable                                                 2,876
  Accrued income taxes                                             2,143
  Other accrued liabilities                                       29,019
                                                              ----------
     Current liabilities                                          49,777

  Long-term debt                                                 192,000
  Reclamation liabilities                                         55,952
  Other long-term liabilities                                     69,586
                                                              ----------
     Total liabilities                                           367,315

Stockholders' Equity
  Preferred stock                                                 14,375
  Retained earnings                                             (139,974)
  Treasury stock                                                 (76,206)
                                                              ----------
     Total stockholders' equity                                 (201,805)
                                                              ----------
     Total liabilities and stockholders' equity               $  165,510
                                                              ==========

     The following pro forma condensed consolidated statement of income from continuing operations for the three months and nine months ended September 30, 1993 gives effect to the transaction as if it had occurred January 1, 1993.
The statement includes the historical amounts for the Company, adjusted to reflect the historical amounts of NMC excluding its interest in the Company and the elimination of intercompany interest amounts.

              PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (In thousands, except per share)


                                   Three Months Ended September 30, 1993
                            -----------------------------------------------
                             Historical   Pro Forma Adjustments   Pro Forma
                             ----------   ----------------------  ---------
                                             (A)       (B),(C)
                                          --------   -----------
Sales and other income
  Sales                       $ 169,856   $  6,809                $ 176,665
  Interest from parent            1,368              $(1,368)(B)       -
  Dividends, interest and
   other                            182      4,637                    4,819
                              ---------   --------   -------      ---------
                                171,406     11,446    (1,368)       181,484
                              ---------   --------   -------      ---------
Costs and expenses
  Costs applicable to sales     (87,478)    (1,559)                 (89,037)
  Depreciation, depletion
    and amortization            (26,475)      (763)                 (27,238)
  Exploration                    (2,266)   (13,420)                 (15,686)
  General and administrative     (2,304)    (6,631)                  (8,935)
  Interest expense, net            -        (2,820)                  (2,820)
  Related party interest           -        (1,368)    1,368 (B)       -
  Other                            -        (4,991)                  (4,991)
                              ---------   --------   -------      ---------
                               (118,523)   (31,552)    1,368       (148,707)
                              ---------   --------   -------      ---------
Income (loss) before income
  taxes                          52,883    (20,106)                  32,777
Income tax (provision) benefit  (11,173)     8,180                   (2,993)
                              ---------   --------   -------      ---------
Income (loss) from continuing
  operations                     41,710    (11,926)                  29,784
Preferred stock dividends          -        (3,953)                  (3,953)
                              ---------   --------   -------      ---------
Income (loss) from continuing
  operations applicable
  to common shares            $  41,710   $(15,879)  $  -         $  25,831
                              =========   ========   =======      =========
Income per share from
  continuing operations       $    0.40                           $    0.27
                              =========                           =========
Weighted average shares
  outstanding                   104,875               (8,293)(C)     96,582
                              =========              =======      =========


(A) Reflects the combined operations of NMC excluding its interest in the Company, before the cumulative effect of a change in accounting principle.
(B)  Eliminates intercompany interest between the Company and NMC.
(C) Reflects the 8,650 shares of the Company's common stock transferred to the Company by NMC, adjusted for 357 common stock equivalent shares resulting from the options exercisable for the Company's common stock.

              PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (In thousands, except per share)


                                   Nine Months Ended September 30, 1993
                            -----------------------------------------------
                             Historical   Pro Forma Adjustments   Pro Forma
                             ----------   ----------------------  ---------
                                             (A)       (B),(C)
                                          --------   -----------
Sales and other income
  Sales                       $ 447,817   $ 21,313                $ 469,130
  Interest from parent            3,928              $(3,928)(B)       -
  Dividends, interest and
   other                            261     14,709                   14,970
  Gain on sale of securities       -        29,607                   29,607
                              ---------   --------   -------      ---------
                                452,006     65,629    (3,928)       513,707
                              ---------   --------   -------      ---------
Costs and expenses
  Costs applicable to sales    (244,203)    (1,920)                (246,123)
  Depreciation, depletion
    and amortization            (80,964)    (2,230)                 (83,194)
  Exploration                    (6,216)   (31,610)                 (37,826)
  General and administrative     (7,819)   (17,730)                 (25,549)
  Interest expense, net            -       (10,308)                 (10,308)
  Related party interest           -        (3,928)    3,928 (B)       -
  Other                            (337)    (8,193)                  (8,530)
                              ---------   --------   -------      ---------
                               (339,539)   (75,919)    3,928       (411,530)
                              ---------   --------   -------      ---------
Income (loss) before income
  taxes                         112,467    (10,290)                 102,177
Income tax (provision) benefit  (23,269)     7,929                  (15,340)
                              ---------   --------   -------      ---------
Income (loss) from continuing
  operations                     89,198     (2,361)                  86,837
Preferred stock dividends          -       (11,913)                 (11,913)
                              ---------   --------   -------      ---------
Income (loss) from continuing
  operations applicable
  to common shares            $  89,198   $(14,274)  $  -         $  74,924
                              =========   ========   =======      =========
Income per share from
  continuing operations       $    0.85                           $    0.78
                              =========                           =========

Weighted average shares
  outstanding                   104,875               (8,417)(C)     96,458
                              =========              =======      =========


(A) Reflects the combined operations of NMC excluding its interest in the Company, before the cumulative effect of change in accounting principle.
(B)  Eliminates intercompany interest between the Company and NMC.
(C) Reflects the 8,650 shares of the Company's common stock transferred to the Company by NMC, adjusted for 233 common stock equivalent shares resulting from the options exercisable for the Company's common stock.

(3)  Inventories

     Inventories consist of the following:

                                                September 30,  December 31,
                                                     1994          1993
                                                ------------   -----------
                                                      (In thousands)
     Current:
       Ore and in-process                          $ 64,815       $ 55,761
       Precious metals                               17,560         37,486
       Materials and supplies                        27,698         25,644
       Other                                          2,442           -
                                                   --------       --------
                                                   $112,515       $118,891
                                                   ========       ========

     Non-current:
       Ore in stockpiles                           $ 39,309       $ 16,400
                                                   ========       ========


(4)  Other Liabilities

     Other liabilities consist of the following:

                                               September 30,   December 31,
                                                    1994           1993
                                               ------------    -----------
                                                      (In thousands)
     Current:
       Property, plant and mine development        $ 35,172       $ 20,340
       Payroll and related
         benefits                                    13,643         13,382
       Interest                                       7,818           -
       Royalties                                      3,688          5,170
       Reclamation                                   12,900           -
       Other                                         18,755          6,303
                                                   --------       --------
                                                   $ 91,976       $ 45,195
                                                   ========       ========

     Non-current:
       Postretirement benefits                     $ 31,071       $ 10,868
       Income taxes                                  22,505          7,229
       Other                                         31,128          4,356
                                                   --------       --------
                                                   $ 84,704       $ 22,453
                                                   ========       ========

(5)  Debt

LONG-TERM DEBT

     Long-term debt obligations of the Company were as follows (in thousands):

                                                        Balance Outstanding
                                                       at September 30, 1994
                                                       --------------------
     Sale-leaseback of refractory ore treatment plant        $349,134
     8-5/8% notes                                             150,000
     Medium-term notes                                         42,000
     Project financing                                         52,500
                                                             --------
                                                             $593,634
                                                             ========

     No long-term debt was outstanding at December 31, 1993.

Sale-leaseback of the Refractory Ore Treatment Plant

     In September 1994, the Company entered into a sale and leaseback agreement for its refractory ore treatment plant located in Carlin, Nevada for $349 million. The transaction has been accounted for as a financing for financial statement purposes, with the cost of the refractory ore treatment plant continuing to be recognized as an asset and depreciated. The lease is for 21 years and the aggregate future minimum lease payments as of September 30, 1994 were $679.4 million. These payments begin in January 1996 and are $30.2 million annually in 1996 through 1999. The lease has purchase options during and at the end of the lease at predetermined prices.

     In connection with this transaction, the Company entered into certain interest rate contracts to hedge the interest cost of the financing. These contracts were settled for a gain of $11.0 million which will be recognized as a reduction of interest expense over the term of the lease.

8-5/8% Notes

     Unsecured notes with a principal amount of $150 million due April 1, 2002 and bearing an annual interest rate of 8-5/8% were outstanding at September 30, 1994. Interest is payable semi-annually in April and October and the notes are not redeemable prior to maturity.

Medium-term Notes

     Notes totalling $42 million with a weighted average interest rate of 7.7% maturing on various dates ranging from mid-1999 to late 2004 were outstanding as of September 30, 1994.

Project Financing Facility

     The Company, through a wholly-owned subsidiary, is a 50% participant in a joint venture in the Republic of Uzbekistan. The other 50% participants are two entities of the Uzbekistan government. The joint venture was established to construct and operate a leaching facility to produce gold from low-grade ore previously mined and stockpiled at the Murantau Mine in the Republic of Uzbekistan.

     The joint venture has secured $105 million of project financing from a consortium of banks. The loan is payable out of the proceeds of the project, beginning the earlier of the second quarterly interest payment date after project completion tests are satisfied or July 20, 1996, in semi-annual installments over three years. The average interest rate on the loan is 2.25 percentage points over the London Interbank Borrowing Rate prior to satisfaction of project completion tests and 3.75 percentage points over the London Interbank Borrowing Rate after satisfaction of project completion tests. The joint venture had fully utilized the facility as of September 30, 1994.

     The Company has guaranteed one-half of the payment of any amounts due under the loan until the requirements of the project completion tests have been satisfied, at which time the loan will become non-recourse debt. Such completion tests must be satisfied no later than October 1996 or the loan will remain non-recourse. The Company has obtained political risk insurance coverage for its investment and loan guarantee.

Revolving Credit Facility

     The Company has a $400 million revolving credit facility with a consortium of banks. The facility expires in April 1998. No amounts were outstanding under the facility as of September 30, 1994. Interest rates are variable and adjust subject to changes in the Company's long-term debt ratings and to usage of the facility in terms of borrowings as a percentage of commitments. Currently, the Company's interest rate is the lenders' base rate plus 0.25%. The Company has the option to fix the rate for up to six months. There is an annual facility fee which will also adjust subject to the Company's debt ratings. This fee is presently 0.15% of the lenders' total commitment.

     The revolving credit facility contains covenants limiting consolidated indebtedness, as defined, to 67% of total capitalization and requiring a minimum net worth. The minimum net worth requirement is $250 million in 1994 and increases $25 million annually through 1997.

SHORT-TERM DEBT

     All short-term debt at September 30, 1994 consisted of bank debt which was assumed in the transaction with NMC.

     The Company currently has unsecured demand bank lines of credit aggregating $16 million, of which $15.7 million was outstanding at September 30, 1994. These facilities bear interest at customary short-term rates for borrowers with similar credit ratings.

(6)  Contingencies

     The Company is involved in several matters concerning environmental obligations primarily associated with former mining activities. Based upon the Company's best estimate of its liability for these matters, $61.3 million was accrued at September 30, 1994, excluding $18.8 million also accrued for reclamation costs relating to currently producing mineral properties. The amounts are included in reclamation liabilities and other current liabilities. The $61.3 million at September 30, 1994 includes a charge of $7.1 million taken in the second quarter of 1994 as a result of the Company revising its estimate of the costs associated with these matters. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 65% greater or 15% lower than the amount accrued at September 30, 1994.

     A discussion of the environmental obligations and related insurance receivables associated with former mining activities as of September 30, 1994 follows.

Idarado Mining Company ("Idarado") - 80.1% owned

     In July 1992, NMC and Idarado signed a consent decree with the State of Colorado ("State") which was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), generally referred to as the "Superfund Act." Idarado settled natural resources damages, past and future response costs and provided habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified remediation work related to its former mining activities in the Telluride/Ouray area of Colorado. The Company's best estimate of the cost of this work is included in the gross liability, as previously discussed. If the remediation work does not meet certain measurement criteria specified in the consent decree, the State and court reserve the right to require Idarado to perform other remediation work. Idarado and the Company have obtained a $16.3 million letter of credit to secure their obligations under the consent decree.

Resurrection Mining Company ("Resurrection") - 100% owned

     In 1983, the State of Colorado ("State") filed a lawsuit under the Superfund Act which involves a joint venture mining operation near Leadville, Colorado in which Resurrection is a joint venturer. This action was subsequently consolidated with a lawsuit filed by the U. S. Environmental Protection Agency ("EPA") in 1986. The EPA is taking the lead role on cleanup issues. The proceedings sought to compel the defendants to remediate the impacts of pre-existing mining activities which the government agencies claim are causing substantial environmental problems in the area. The mining operations of the joint venture are operated by ASARCO, the other joint venturer. The governments have made NMC, Resurrection, the joint venture and ASARCO defendants in the proceedings. They are also proceeding against other companies with interests in the area.

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

     The parties have entered into a consent decree with respect to Phase II which apportions liabilities and responsibilities for the site among the various parties. The EPA has not yet completed work to define the remedies for Phase II. Accordingly, the Company cannot yet determine the full extent or cost of its share of remedial action which will be required under Phase II. Moreover, in addition to such remedial action, the government agencies may seek to recover for damages to natural resources.

     Although the ultimate amount of Resurrection's and the Company's share of such costs for Phase I and Phase II cannot be presently determined, the Company's best estimate of its potential exposure for these costs is included in the gross liability for these matters, previously discussed.

Dawn Mining Company ("Dawn") - 51% owned

     Dawn leased a currently inactive open-pit uranium mine on the Spokane Indian Reservation in the State of Washington ("State"). The mine is subject to regulation by agencies of the U. S. Department of Interior, the Bureau of Indian Affairs and the Bureau of Land Management, as well as the EPA. Dawn also owns a nearby uranium millsite facility.

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

Insurance Receivables

     The Company has recorded net long-term receivables from insurance companies of approximately $17 million at September 30, 1994 for both a portion of the costs previously expended and for estimated future costs associated with environmental obligations covered by insurance policies associated with former mining activities. This amount is substantially less than the amount the Company has or will claim from the insurance carriers. All of the claims are contested by the insurance carriers. Prior to 1993, three of the carriers commenced actions against the Company seeking judgments that they had no liability. Significant discovery was commenced only in the action relating to the Company's environmental impairment liability ("EIL") insurance policy; the other two actions were not aggressively prosecuted by the carriers. In the fall of 1993, the Company instituted a comprehensive lawsuit against all of its carriers, other than the EIL carrier. In addition, in 1993, the Company designated new lead counsel for all the insurance recovery actions.

     Based on the views of prior lead counsel, the Company had believed that significant progress in certain settlement discussions would have been achieved by mid-summer 1994, but that expectation was not realized. The absence of such anticipated progress in settlement discussions, as well as the Company's discussions with new lead counsel for the insurance recovery actions regarding its review of such actions, caused the Company in the second quarter of 1994 to provide a $20 million valuation allowance on its insurance receivables resulting in the net amount above. Although the Company cannot predict the outcome of the legal actions or assure receipt of the amounts recorded, the Company will continue to vigorously pursue recovery under the insurance policies and believes that it is reasonably possible that the ultimate amounts recovered will exceed the net receivable recorded as of September 30, 1994.
The net receivable recorded at September 30, 1994 represents the probable amount the Company expects to receive based upon its evaluation of the discussions with the insurance companies, its discussions with in-house and outside counsel regarding the merits of the various claims made and defenses raised, its interpretation of the insurance policies and its factual investigation of the issues.


(7)  Supplementary Data

     The ratio of earnings to fixed charges for the nine months ended September 30, 1994 was 1.6.

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

     In that the Company held NMC's only significant gold mining operations, the transaction had little impact on the results of gold mining operations in the quarter and nine months ended September 30, 1994. However, the Company's acquisition of NMC's 8.2 million contained ounces of worldwide gold reserves and worldwide exploration prospects did result in increased exploration and general and administrative expense and increased debt levels in the 1994 periods compared to the similar periods in 1993.

     The following discussion summarizes the Company's results of operations for the quarters and nine month periods ended September 30, 1994 and 1993 and changes in financial condition from December 31, 1993 to September 30, 1994, as well as the impacts of the transaction with NMC. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1993 annual report on Form 10-K.

RESULTS OF OPERATIONS

     The Company earned $22.4 million, or $0.19 per share, and $65.1 million, or $0.55 per share, in the quarter and nine months ended September 30, 1994, respectively, compared with $41.7 million, or $0.40 per share, and $91.9 million, or $0.87 per share, in the respective 1993 periods. The nine months ended September 30, 1994 includes a tax benefit of $16.2 million resulting from the resolution of certain tax issues associated with prior years and $27.1 million of charges ($17.6 million after-tax) associated with environmental obligations discussed in Note 6 of Item 1, which together net to a charge of $0.01 per share on an after-tax basis. The nine months ended September 30, 1993 included a benefit of $2.7 million, or $0.02 per share, for the cumulative effect of a change in accounting principle for income taxes. On a pro forma basis, giving effect to the transaction with NMC as if it had occurred January 1, 1993 (see Note 2 in Item 1), income before the cumulative effect of a change in accounting principle for the third quarter and first nine months of 1993 was $29.8 million, or $0.27 per share, and $86.8 million, or $0.78 per share, respectively. The nine months pro forma earnings include a gain of $29.6 million, or $19.3 million and $0.20 per share after-tax, on the sale of an investment in Newcrest Mining Limited, a former subsidiary of NMC. Earnings for the 1994 periods were impacted by anticipated lower gold production and preferred stock dividends resulting from the $5.50 convertible preferred stock issued to NMC discussed above.

     Sales revenue decreased $19.8 million, or 12%, for the third quarter of 1994 compared to the same quarter of 1993 and decreased $8.6 million, or 2%, for the first nine months of 1994 compared to 1993. In comparison with 1993 pro forma sales revenue, the 1994 third quarter was down by $26.6 million and the 1994 nine month period was down by $30.0 million. The following table shows the impact of price and quantity variances between the periods on sales revenues (in millions):

                                   Third Quarter            Nine Months
                               ----------------------   -----------------------
                                1994 vs.     1994 vs.   1994 vs.     1994 vs.
                               Historical   Pro forma   Historical   Pro forma
                                  1993        1993        1993        1993
                              ----------    ---------   ----------   ----------
Increase (decrease) in sales
  revenues due to changes in:
    Average sales price        $  4.6       $ (0.3)      $ 31.8     $ 14.6
    Quantity sold               (24.4)       (26.3)       (40.4)     (44.6)
                               ------       ------       ------     ------
      Total                    $(19.8)      $(26.6)      $ (8.6)    $(30.0)
                               ======       ======       ======     ======

     The following table reflects the gold ounces sold and average price received for the respective periods:

                                   Third Quarter                        Nine Months
                          --------------------------------   -------------------------------
                                   Historical   Pro forma             Historical   Pro forma
                           1994       1993         1993       1994       1993         1993
                          ------   ----------   ----------   ------   ----------   ---------
Ounces sold
 (in thousands)           388.1       453.1       456.0     1,142.8    1,256.2      1,262.8

Average price per ounce    $387        $375        $387        $384       $357         $372



     Production decreased in the 1994 periods as the Company began its transition to ready itself to process large quantities of refractory ore at its Carlin operations. In June 1994, the Company shut down its Mill No. 2 at Carlin to facilitate the incorporation of parts of this mill into the Company's new refractory ore treatment plant which will process high-grade refractory ore. This plant was expected to become fully operational by the end of the third quarter of 1994 but because of a crack that occurred in a weld of a riding ring of the double rotator mill at the end of August, complete startup is now expected by the first part of Novmeber. The Company expects this delay will have a minimal impact on its production for the year which is now expected to be approximately 1.5 million ounces.

     The decrease in 1994 production attributable to sales revenues is partially offset by the Company's equity interest in Minera Yanacocha S.A. ("Yanacocha"), a 38% owned Peruvian corporation which commenced production in August 1993. Yanacocha sold 89,700 ounces, or 34,100 ounces to the Company's interest, and 204,500 ounces, or 77,700 ounces to the Company's interest, in the third quarter and first nine months of 1994, respectively. Yanacocha's average operating costs, excluding depreciation, depletion and amortization, were $131 per ounce and $133 per ounce in the third quarter and first nine months of 1994, respectively. The Company's equity income in the 1994 periods is a result of this investment.

     The average price per ounce received reflects average market prices for the 1994 and 1993 historical periods. Higher prices were realized on a pro forma basis in the 1993 periods as a result of a hedging program NMC had in place. No production in 1994 has been hedged. In the third quarter of 1994, the Company entered into several hedging transactions that begin in January 1996 and continue through December 2000 for future production from its

Indonesian property, Minahasa. These hedging transactions total 125,000 ounces per year at an average price of $454 an ounce, plus the Company receives 40% of the difference of any market price above the hedged price. Construction of the Minahasa project commenced in the third quarter of 1994 and operations are expected to commence in early 1996.

     The Company's costs applicable to sales decreased in the aggregate, but increased on a per ounce basis in the 1994 periods over the 1993 periods. The following table summarizes the significant components of these costs per ounce of gold sold:

                                 Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                 ------------------    -----------------
                                  1994        1993      1994      1993
                                  ----        ----      ----      ----
     Production costs             $183        $158      $179      $159
     Royalties                      25          29        24        29
     Other                           5           5         5         6
                                  ----        ----      ----      ----
                                  $213        $192      $208      $194
                                  ====        ====      ====      ====

     In the aggregate, production costs were approximately the same for the third quarter of 1994 compared to the third quarter of 1993 and increased $4.3 million for the nine months ended September 30, 1994 compared to the same period in 1993. The per ounce increases in 1994 for the third quarter and nine months and the aggregate increase for the nine months are a result of processing higher cost ores in the 1994 periods as reflected in lower mill recoveries and higher waste-to-ore ratios.

     For the 1994 third quarter and nine month period, royalty costs on an aggregate basis were $9.9 million and $27.1 million, respectively. This compares to royalty costs in the 1993 third quarter and nine month period of $13.0 million and $36.6 million, respectively. Royalty costs on an aggregate and per ounce basis were lower in the 1994 periods than the same periods in 1993 due to less royalty-burdened ore being treated in the 1994 periods.

     Depreciation, depletion and amortization decreased $2.3 million and $12.7 million in the 1994 third quarter and first nine months, respectively, when compared to the same periods of 1993. The decrease between quarters and $7.0 million of the decrease between the nine month periods was a result of facilities that became either fully depreciated or placed on standby status and thus no comparable depreciation was taken in 1994 periods. Another $4.6 million of the decrease in the 1994 nine month period was due to a change in estimated useful lives of certain depreciable assets effective July 1, 1993.

     Exploration expense increased significantly during the 1994 third quarter and nine month period in comparison to the same periods of 1993. This was directly attributable to the Company's acquisition of NMC's worldwide exploration projects. Exploration expense in the 1994 periods is also up over the comparable pro forma 1993 periods as had been anticipated due to increased exploration activity.

     General and administrative expense ("G&A") also increased significantly as a result of the Company's acquisition of NMC's operations. Previously, the Company allocated a portion of G&A to NMC pursuant to a management services agreement between the two entities. Compared to the 1993 pro forma amounts, G&A increased by $1.5 million and $6.3 million in the third quarter and first nine months of 1994, respectively, primarily due to the Company's expanding international activities.

     As a result of the Company assuming NMC's indebtedness, it incurred interest costs of $6.9 million and $17.8 million during the third quarter and first nine months of 1994. Almost all of this interest was capitalized as a result of major construction projects at the Carlin operations, primarily the refractory ore treatment plant, as well as a processing plant in Uzbekistan.

     Included in other expense for the 1994 nine month period were $27.1 million of charges related to environmental obligations discussed in Note 6 of
Item 1. A valuation allowance of $20.0 million was made against long-term receivables from insurance companies for recoveries related to environmental obligations associated with former mining activities and a provision of $7.1 million was made for additional estimated environmental related costs associated with the same former mining activities. The valuation allowance resulted in a net receivable balance from insurance companies of approximately $17 million at September 30, 1994. The Company recorded the valuation allowance after discussions with counsel regarding its review of the litigation with the insurance companies and due to the absence of expected settlement discussions. Nevertheless, the Company intends to vigorously pursue its claims against the insurance companies and believes it is reasonably possible that it will ultimately recover more than the receivable recorded at September 30, 1994, although there can be no assurance that this amount will be recovered. Since the actual cash payments for the environmental obligations are expected to occur over a number of years and the Company cannot predict when it will receive insurance recoveries, the charges for the valuation allowance as well as additional environmental obligations are not expected to have any significant negative impact on the Company's liquidity. The Company continuously monitors and reviews its environmental obligations, and although the Company believes that it has adequately accrued for such costs, as additional facts become known, additional provisions may be required.

     In Oregon, a petition drive has placed an initiative on the ballot for the fall election which would require the backfilling of open pit gold mines. The Company's Grassy Mountain project is in Oregon and is expected to be an open pit mine. If the initiative is passed, it may be uneconomic to mine the current reserves. Total capitalized costs attributable to Grassy Mountain at September 30, 1994 were approximately $34 million.

     During the second quarter of 1994, the Company recognized a $16.2 million income tax benefit as a result of the resolution of certain tax issues associated with prior years. This, combined with a deferred tax benefit of approximately $9.5 million associated with the previously mentioned $27.1 million total charge associated with environmental obligations, resulted in the tax benefit for the first nine months of 1994. In addition, the benefits of percentage depletion contribute to an overall negative effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 1994, the Company's capital expenditures were $311.0 million and cash flow from operating activities was $105.0 million. Other significant sources of cash during the period were borrowings of $528.6 million and approximately $70 million of cash acquired from NMC in the transaction previously discussed. The borrowings include $349.1 million under a sale and leaseback agreement for the Company's refractory ore treatment plant as discussed in Note 4 of Item 1, of which $127.0 million was used to pay down the outstanding balances which had been drawn under the Company's revolving credit facility. In addition, $52.5 million of project financing debt was borrowed which relates to the construction of the Uzbekistan processing plant.

Of the capital expenditures, $146.1 million was spent on the refractory ore treatment facility, $47.6 million was spent on the Uzbekistan project and $20.6 million was spent on Minahasa, the Indonesian property. In addition, the Company capitalized $30.1 million of mining costs associated with the Post deposit in Nevada. Due to the diverse waste-to-ore ratios of the deposit, costs are capitalized to the extent they do not relate to current production.

     The Company believes that its operating cash flow, along with its cash balance of $239.8 million as of September 30, 1994, and a $400 million revolving credit facility, on which no amounts were outstanding at September 30, 1994, provides adequate liquidity to finance the Company's capital investment programs. However, the Company continuously monitors capital markets and may utilize alternative sources of funds available to it. The Company expects to fund maturities of its debt through operating cash flow or by refinancing the debt as it becomes due, or both.

     Significant changes in the Company's balance sheet accounts between December 31, 1993 and September 30, 1994 are primarily attributable to the acquisition of the NMC's assets and the assumption of NMC's liabilities as discussed in Note 2 of Item 1. Primarily due to the historical cost of the liabilities assumed being greater than the historical cost of the assets acquired, the Company's retained earnings were reduced by a net of approximately $140 million as a result of the transaction.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     4.1* - Pass Through Trust Agreement dated as of July 15, 1994 between Newmont Gold Company and The First National Bank of Chicago relating to the Pass Through Certificates, Series 1994-A1.

     4.2** - Lease dated as of September 30, 1994 between the Newmont Gold Company and Shawmut Bank Connecticut, National Association relating to Trust No. 1.

     4.3** - Trust Indenture and Security Agreement dated as of July 15, 1994 between Shawmut Bank Connecticut, National Association and The First National Bank of Chicago relating to Trust No. 1.

     4.4 - In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Company are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of any such instrument to the Commission upon request.

     11 - Statement re Computation of Per Share Earnings.

     12 - Statement re Computation of Ratio of Earnings to Fixed Charges.

     27 - Financial Data Schedule.

(b)  Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter ended September 30, 1994.


 * A substantially similar Pass Through Agreement (except for price-related information) relating to the Pass Through Trust Certificates, Series 1994-A2 (the "Series 1994-A2 Certificates") was entered into by Newmont Gold Company and The First National Bank of Chicago. The front cover of the Pass Through Agreement files as an exhibit hereto indicates the material differences between such Agreement and the Pass Through Agreement relating to the Series 1994-A2 Certificates.

** These agreements relate to a 75% undivided interest in Newmont Gold Company's refractory gold ore treatment facility (the "Facility"; each such agreement is referred to as a "75% Undivided Interest Agreement" and collectively the "75% Undivided Interest Agreement"). Substantially similar agreements (except for price-related information) relating to the remaining 25% undivided interest in the Facility (each a "25% Undivided Interest Agreement") also were entered into on the same dates as the 75% Undivided Interest Agreements. The front cover of the relevant 75% Undivided Interest Agreement which is filed as an exhibit hereto indicates the material differences between such 75% Undivided Interest Agreement and the relevant 25% Undivided Interest Agreement.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        NEWMONT GOLD COMPANY
                                        (Registrant)



Date:  October 27, 1994                 /s/ Wayne W. Murdy
                                        Wayne W. Murdy
                                        Senior Vice President and
                                          Chief Financial Officer
                                        (Principal Financial Officer)



                                        /s/ Gary E. Farmar
                                        Gary E. Farmar
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX


                                                                      Page
                                                                      ----

Exhibit 4.1 - Pass Through Trust Agreement dated as of July 15,
              1994 between Newmont Gold Company and The First
              National Bank of Chicago relating to the Pass
              Through Certificates, Series 1994-A1.

Exhibit 4.2 - Lease dated as of September 30, 1994 between the
              Newmont Gold Company and Shawmut Bank Connecticut,
              National Association relating to Trust No. 1.

Exhibit 4.3 - Trust Indenture and Security Agreement dated as of
              July 15, 1994 between Shawmut  Bank Connecticut,
              National Association and The First National Bank of Chicago relating to Trust No. 1.

Exhibit 11 -  Statement re Computation of Per Share Earnings

Exhibit 12 -  Statement re Computation of Ratio of Earnings
              to Fixed Charges

Exhibit 27 -  Financial Data Schedule