Form 10-K
NEWMONT GOLD CO
filed 1995-03-30
CIK 793308

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

            OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            FOR THE TRANSITION PERIOD FROM                TO
            COMMISSION FILE NUMBER 1-9184

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

                                                       NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                        ON WHICH REGISTERED
        COMMON STOCK, $0.01 PAR VALUE                 NEW YORK STOCK EXCHANGE
                                                           PARIS BOURSE

        Securities registered pursuant to Section 12(g) of the Act: NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT (BASED ON THE CLOSING SALE PRICE OF THE SHARES ON THE NEW YORK STOCK EXCHANGE) AT MARCH 9, 1995 WAS APPROXIMATELY $394,232,000.

THE NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AT MARCH 9, 1995 WAS 96,472,588.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934 FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 4, 1995 (PART III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

INTRODUCTION

     Newmont Gold Company ("NGC") is a worldwide company engaged in gold production, exploration for gold and acquisition of gold properties. NGC was incorporated in Delaware in 1965 under the name of Carlin Gold Mining Company as a wholly-owned subsidiary of Newmont Mining Corporation ("NMC"). Following two public offerings of NGC's shares, one in June 1986, and the second in April 1987, and consummation of the transaction with NMC described below, NMC now owns 89.2% of the common stock, 100% of the preferred stock and options to purchase additional shares of the common stock of NGC. NGC and its subsidiaries collectively are referred to herein as the "Company."

     In a transaction (the "Transaction") effective January 1, 1994, NGC acquired all of NMC's assets (other than 85,850,101 shares of NGC's common stock owned by NMC), and assumed all liabilities of NMC (except for NMC's obligations with respect to NMC's outstanding $5.50 convertible preferred stock (the "NMC Preferred Stock") and employee stock options of NMC (the "NMC Options") exercisable for the common stock of NMC). In addition, NGC issued to NMC (i) 2,875,000 shares of $5.50 convertible preferred stock of NGC (the "NGC Preferred Stock"), with terms identical to the NMC Preferred Stock, except that it is convertible into shares of common stock of NGC and (ii) options to purchase shares of common stock of NGC (the "NGC Options") in the same number and with the same exercise prices (after adjusting for a stock split effected in connection with the Transaction) as the NMC Options. As a result of the Transaction, all operating activities are conducted by NGC and its subsidiaries and NMC has no business other than the ownership of the common stock of NGC, the NGC Preferred Stock and the NGC Options and its obligations with respect to the NMC Preferred Stock and the NMC Options.

     All of the Company's consolidated sales and operating profit in 1994, 1993 and 1992 related to its gold mining activities in the United States. A substantial amount of the Company's consolidated identifiable assets also related to these activities. Gold sales accounted for all of the Company's consolidated sales revenues from continuing operations in 1994, 1993 and 1992.

OPERATIONS AND PRODUCTION

  OVERVIEW

     In 1994, the Company produced approximately 1.56 million ounces of gold from the Carlin Trend in Nevada. The Company also produces gold through a 38%-owned venture in Peru, which commenced operations in August 1993. The Company additionally has a 50%-owned joint venture in Uzbekistan, which is scheduled to commence gold production in mid-1995, and an 80%-owned venture in Indonesia, which is scheduled to commence gold production in early 1996.

  CARLIN, NEVADA

     Production

     The Company's North American operations are located on the geographical feature known as the Carlin Trend, near Carlin, Nevada. See map on page 3 herein. The Carlin Trend is the largest gold district discovered in North America this century. At the end of 1994, the Company had 18,544,000 ounces of gold in proven and probable ore reserves on the Carlin Trend.

     From the Carlin Trend, production was 1,555,300 ounces in 1994 compared with 1,674,200(1) ounces in 1993 and 1,598,900(1) ounces in 1992. Gold production at the Company's Nevada operations is expected to be approximately
1.6 million ounces in 1995.

---------------

(1) On a pro-forma basis giving effect to the Transaction.

     In 1994, ore was produced from six open-pit deposits (Genesis, Post, Carlin, Gold Quarry, Tusc and Rain) and from two underground mines (Carlin East and Rain). The Rain open-pit mine was decommissioned in late 1994 when its ore reserves accessible from open-pit mining were depleted. The Tusc mine, a satellite deposit to the Company's largest mine, Gold Quarry, opened in May 1994. Two additional open-pit mines, Lantern and North Star, will be mined in 1995.

     The Carlin East underground mine, located under the original Carlin pit, and the Rain underground mine commenced production in late 1994. An additional underground mine, Carlin Main, is being developed beneath the original Carlin pit and is scheduled to commence production in early 1995. Another underground mine, Deep Star, is scheduled to open in late 1995. The four underground mines are expected to produce in excess of 100,000 ounces in 1995.

     The Post mine is being mined by Barrick Goldstrike Mines, Inc. ("Barrick") under a joint mining agreement executed in December 1992 by the Company and Barrick for the exploitation of the shared Post deposit and other related matters. The lower and deep zones of this ore body contain approximately 9.5 million ounces of proven and probable reserves of gold, of which the Company owns 5.1 million ounces and Barrick the remaining 4.37 million ounces. The parties share the cost of mining the ore body in proportion to their interests in the contained gold. The Company will benefit from lower costs of mining than if it had separately mined its portion of the Post ore body. See Item
7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                                MINE PRODUCTION
                                 DRY SHORT TONS
                                     (000S)

                                           1994                                                     1993
                      ----------------------------------------------       ------------------------------------------------------
                       MILL      LEACH                                        MILL          LEACH
      DEPOSIT          ORE        ORE      OVERBURDEN       TOTAL             ORE            ORE        OVERBURDEN       TOTAL
--------------------  ------     ------    ----------     ----------       ----------     ----------    ----------     ----------
Genesis.............   3,354     10,591       44,198          58,143            2,336         12,704       50,413          65,453
Carlin..............     120        961        1,852           2,933               64          2,789        3,929           6,782
Post................     404      3,942       43,186          47,532              420          1,066       15,188          16,674
Gold Quarry/Tusc....   9,618     35,339       58,034         102,991           11,005         36,760       56,283         104,048
Rain................     318      1,233          930           2,481            1,049          2,951        7,758          11,758
                      ------     ------      -------         -------           ------         ------      --------        -------
         Total......  13,814     52,066      148,200         214,080           14,874         56,270      133,571         204,715
                      ======     ======      =======         =======           ======         ======      ========        =======

     The Company owns in fee or controls through long-term mining leases and unpatented mining claims all of the minerals and surface area within the boundaries of the present and projected mining areas of the Nevada deposits. Such long-term leases extend for at least the anticipated mine life of those deposits. With respect to Gold Quarry, the Company owns a 10% undivided interest in the minerals in a majority of the present and projected mining areas, and with respect to the remaining 90% has agreed to pay a royalty to third party lessors that is equivalent to approximately 18% of production therefrom. The Company's royalty commitments to other parties with respect to other portions of the Gold Quarry property and certain of its other properties are much less significant. See Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition."

     The U.S. Congress is considering various proposed amendments, including proposals supported by the Clinton Administration, to the General Mining Law of 1872, which governs mining claims and related activities on federal public lands. Among other things, these proposals would impose royalties on gold production from claims on federal lands. Approximately 92% of the Company's proven and probable ore reserves in Nevada are located on private land and, therefore, not potentially subject to such government proposals to impose a royalty on gold production from federal lands.

                      [INSERT NEW NEVADA MAP -- FULL PAGE]

     Refractory Ore Treatment Plant

     In September 1994, the Company completed construction of a refractory ore treatment plant, known as Mill No. 6, to oxidize refractory ores. Partial operation was achieved in October, but because of a crack in a weld of a riding ring of the double rotator mill and a fire in the electrostatic precipitator, final start-up was delayed until the end of December 1994. Full capacity is expected to be achieved by mid-1995. Ore processed through the plant in 1995 is expected to produce in excess of 400,000 ounces of gold. For a discussion of the financing of the refractory ore treatment plant, see Note 7 to Item
8 -- "Financial Statements and Supplementary Data."

     The facility will enable the Company to oxidize and treat high-grade refractory ores that contain both sulfides and active carbon. Approximately 60% of the Company's reserves on the Carlin Trend are refractory and the balance are oxide. Oxide ore is amenable to gold extraction through the use of conventional size-reduction processes, such as crushing and grinding, and the dissolution of the gold in such ore using cyanidation treatment techniques common to the industry. Refractory ore contains minerals which require an additional treatment process, which is normally not necessary with oxide ore, to optimize the recovery of gold.

     Other Mill and Leaching Facilities

     The Company has five other mills (two of which are currently active), in addition to the refractory ore treatment plant. Each of the mills involve crushing, grinding and cyanide leaching treatment processes, with gold recovery onto activated carbon.

     Mill No. 1, which was commissioned in 1965 and has treated ore from the Carlin, Genesis and Post mines, was closed in the Fall of 1994. Mill No. 2 was commissioned in 1985 and is located adjacent to the Gold Quarry open pit mine. Portions of Mill No. 2 were incorporated into the refractory ore treatment plant in May 1994. Mill No. 3 was commissioned in 1988 and treated material from the Rain mine. This mill was decommissioned in late 1994 when the Rain mine ore reserves accessible from open-pit mining were depleted. Mill No. 4 was commissioned in 1989 and is located approximately one mile northeast of the Post deposit. Mill No. 5 was commissioned in 1988 and is located adjacent to the refractory ore treatment plant.

     Processing at the Carlin leaching operations includes crushing ore at crushing plants, heap leaching ore on leach pads using cyanidation and gold recovery onto activated carbon through carbon adsorption.

                           MILL AND LEACH PRODUCTION

                                                  1994                                  1993
                                    ---------------------------------     ---------------------------------
                                                 GRADE                                 GRADE
                                    DRY SHORT   (OUNCES     OUNCES        DRY SHORT   (OUNCES     OUNCES
                                      TONS        PER     PRODUCED(1)       TONS        PER     PRODUCED(1)
                                     (000S)      TON)       (000S)         (000S)      TON)       (000S)
                                    ---------   -------   -----------     ---------   -------   -----------
Mill No. 1........................       188     0.135        24.3             960     0.094         82.5
Mill No. 2........................     1,034     0.081        85.1           3,368     0.090        239.2
Mill No. 3........................       859     0.079        59.1             903     0.101         77.0
Mill No. 4........................     2,736     0.129       292.3           2,692     0.111        252.5
Mill No. 5........................     6,264     0.077       396.1           6,419     0.081        412.3
Mill No. 6........................       701     0.081        44.6              --        --           --
                                      ------                 -----          ------                -------
         Total....................    11,782     0.091       901.5          14,342     0.091      1,063.5
                                      ======                 =====          ======                =======
Leach Operations..................    52,381     0.021       653.8          58,945     0.019        610.7(2)
                                      ======                 =====          ======                =======

---------------

(1) The average mill recovery rates were 80.7% and 82.5% in 1994 and 1993, respectively. Leach recovery from tons placed fluctuates from year-to-year due to ore grade, differing solution application rates and cycle times, as well as varying quantities of unleached material placed on pads.

(2) On a pro-forma basis giving effect to the Transaction.

     Bioleaching

     As an extension of its current leaching operations, field tests have confirmed the commercial viability of a patented bioleaching process to recover gold from low-grade sulfidic materials that previously could not be treated economically. The Company's patented process has proved economic on low-grade sulfidic material that is mined as a consequence of mining for higher-grade sulfidic material or oxidized ores. In the bioleaching process, high-density cultures of naturally occurring bacteria are added to low-grade ore as it is placed on leach pads. The bacteria break down the sulfide crystal structure in the ore, allowing the gold subsequently to be dissolved and recovered through normal heap leaching processes. In January 1995, the Company began a one million ton demonstration test of the bioleaching process at a cost of $11.5 million. The test is expected to result in recovery of approximately 20,000 ounces of gold in 1995. As a result of the commercialization of the bioleaching process,
2.0 million ounces of low-grade refractory material was added to the reserve category at the end of 1994.

     The Company has an agreement with Barrick which could allow the Company the opportunity to treat and recover gold from Barrick's low-grade refractory material. If the patented bioleaching process has commercial applicability to Barrick's material, the Company could construct and operate a facility for such treatment in return for a 50% share of the profits, after recovery of capital.

     Other Facilities

     The gold-bearing activated carbon from the Company's Carlin milling and leaching plants is processed at a central carbon processing plant and at a refinery, located near the carbon processing plant.

     An analytical laboratory and administration offices are located in the vicinity of Mills Nos. 5 and 6. The Company also has an advanced metallurgical research laboratory in Salt Lake City, Utah.

     Electrical power for the Company's Nevada operations is provided by public utilities.

     Refining

     The Company currently has refining arrangements with four foreign refiners to further refine dore bars produced at the Company's refinery located on its Nevada properties. Under the terms of the agreements with these refiners, the gold is toll refined and returned to the Company's account for sale to third parties. Management believes that because of the availability of alternative refiners, each able to supply all services needed by the Company, no adverse effect would result if the Company lost the services of any of its current refiners.

     Exploration

     The Company conducts extensive exploration along the Carlin Trend. The Company owns or otherwise controls the mineral interests on approximately 630 square miles of property along the Carlin Trend. In 1994, a total of 775 holes, totalling 519,288 feet, were drilled by the Company on the Carlin Trend in connection with reserve development and exploration activities. This compares with approximately 1,067 holes, totalling 649,100 feet, drilled in 1993. Exploration by underground methods continues to facilitate the definitive location of deeper deposits of gold ore.

     In 1994, approximately $24 million was spent by the Company on reserve development and exploration on the Carlin Trend. For 1995, reserve development and exploration expenditures by the Company on the Carlin Trend are expected to be approximately the same as 1994.

  PERU

     Production

     The Company also produces gold through Minera Yanacocha S.A. in Peru, which is 38% owned by the Company; 32.3% by Compania de Minas Buenaventura, S.A. ("Buenaventura"), a Peruvian mining company; 24.7% by an affiliate of Bureau de Recherches Geologiques et Minieres, the geological and mining bureau of the French government ("BRGM"); and 5% by International Finance Corporation, which provided financing for the project. In September 1994, BRGM announced its intention to transfer its interest in Minera Yanacocha to an entity controlled by an Australian company, Normandy Poseidon. The Company and Buenaventura filed suit in Peru to seek enforcement of a provision in the bylaws of Minera Yanacocha giving shareholders preemptive rights on the sale of any other shareholder's interest. Recently, an appellate court in Peru issued a preliminary ruling in favor of the Company and Buenaventura against BRGM. Pending further action in the case, the court has suspended the right of BRGM's affiliate as a shareholder of Minera Yanacocha.

     Minera Yanacocha has mining rights with respect to a 63,000 acre land position, which includes the Carachugo and Maqui Maqui deposits and other numerous prospects, located in northwest Peru. The project's mining rights were acquired through an assignment of a government concession held by a related entity. The assignment has a term of 20 years, renewable at the option of Minera Yanacocha for another 20 years.

     The Company manages the project. Production commenced in August 1993 at the Carachugo deposit and in October 1994 at the Maqui Maqui deposit, which is located three miles north of the Carachugo deposit. Contract mining is employed at Minera Yanacocha and power for the project is provided by diesel generators owned by Minera Yanacocha.

     During 1994, its first full year of operation, Minera Yanacocha produced approximately 304,600 ounces of gold. Production from the Carachugo mine in 1994 was 274,900 ounces, compared to the 81,500 ounces produced during the five months of 1993 in which it was in production. Production from the Maqui Maqui mine was 29,700 ounces during the three months of 1994 in which it was in production. The two mines together are expected to produce approximately 450,000 ounces in 1995.

     Minera Yanacocha's operations are accessible by road and are located approximately 375 miles north of Lima and 28 miles by road north of the city of Cajamarca. Both the Carachugo and Maqui Maqui deposits are open-pit mines which are mined by contractors. The ore is not crushed, but transported directly to two leach pads where the ore is treated with a cyanide solution. The leach solution is then run through a processing plant and the gold and silver extracted utilizing conventional gold recovery methods. The dore bars produced are transported from the processing plant by a contractor and refined at refineries in England and Switzerland under contract until August 1, 1995.

     Total proven and probable reserves for Minera Yanacocha as of December 31, 1994 were 3,970,000 ounces compared with approximately 3,780,000 ounces as of December 31, 1993.

     Exploration

     Exploration continues to be conducted at the numerous prospects owned by the Minera Yanacocha venture. Approximately $4.2 million was spent on exploration in 1994, with approximately 112 holes drilled. A $9 million exploration program is currently underway in 1995.

     A second Peruvian joint venture in Northern Peru was formed as of November 1993 between the Company and Buenaventura. The joint venture, which is 65% owned by the Company, has staked claims on 500,000 acres of prospective ground along North and South extensions of the volcanic belt hosting the Yanacocha deposits. In addition, the Company is active in the southern part of Peru. Initial exploration work is underway in these prospective areas and three targets have been outlined and will be drilled in 1995.

                             [INSERT NEW PERU MAP]

  UZBEKISTAN

     In Uzbekistan, one of the Central Asian republics of the former Soviet Union, the Company has a 50% interest in a joint venture ("Zarafshan-Newmont") with the Uzbekistan State Committee for Geology and Navoi Mining and Metallurgical Combine, state entities of the Republic of Uzbekistan, to produce gold by leaching existing stockpiles of low-grade oxide ore from the Muruntau mine. Uzbekistan was the second largest gold producer among the republics of the former Soviet Union, accounting for approximately 30% of the former Soviet Union's gold production. These state entities of the Uzbekistan government have guaranteed to Zarafshan-Newmont 242.5 million tons of ore with an average grade of 0.036 ounces of gold per ton, containing approximately 8.7 million ounces of gold. The project's gold will be sold in international markets for U.S. dollars.

     A subsidiary of the Company is managing Zarafshan-Newmont. Production is expected to commence in mid-1995 at an annual rate of approximately 450,000 ounces, or 225,000 ounces attributable to the Company's interest. The project facilities will include twenty crushers in four stages. Crushed material will be transported to lined leach pads where the ore will be treated by conventional gold recovery methods. The resulting dore will be transported to the adjacent Muruntau gold refinery (operated by Navoi Mining and Metallurgical Combine) where, pursuant to a refining agreement, the dore will be refined for export. The project has access to air, rail and road transport and as a result there are no significant logistical difficulties for transportation of refined gold, materials and equipment. Power for the project is provided by a contractual arrangement with Navoi Mining and Metallurgical Combine which has its own power-generating facilities.

     The costs for the project are estimated at approximately $220 million, half of which is attributable to the Company. Zarafshan-Newmont completed a $105 million credit facility for the project in November 1993 and is seeking an additional $30 million facility. See Note 7 to Item 8 -- "Financial Statements and Supplementary Data." The Company provided to its joint venture partners such partners' share of the equity capital required for the project in exchange for a portion of the existing stockpiles.

                            [INSERT UZBEKISTAN MAP]

  INDONESIA

     The Company has two projects in Indonesia, Minahasa and Batu Hijau, both of which are 80% owned by the Company. The remaining 20% of each project is owned by P.T. Tanjung Serapung and P.T. Pukuafu Indah, respectively. Both projects hold mineral rights pursuant to contracts of work with the Republic of Indonesia. Such contracts provide for an eight-year term for exploration and feasibility analysis and a 30-year term for mining.

     The more advanced of these projects is Minahasa, a multi-deposit project on the island of Sulawesi. It is approximately 1,500 miles northeast of Jakarta. The Minahasa project will mine and process ore from three hydrothermal deposits -- Mesel, Leons and Nibong -- which at the end of 1994 contained approximately 2.1 million ounces of proven and probable reserves (in which the Company has an equity interest of approximately 1.7 million ounces). These deposits contain both oxidized and refractory gold mineralization. In July 1994, a $130 million construction project was approved to mine and process the ore from these deposits.

     Site preparation began in November 1994 and pre-production mining is planned to be initiated in April 1995. The project facilities will include a dry grinding mill, a small fluidized bed roaster facility and a conventional carbon-in-pulp gold recovery plant. Infrastructure improvements such as a deep-water port, electrical power plant, water supply system and a camp for workers will also be constructed. Production is scheduled to commence in early 1996 at an annual rate of 140,000 ounces at a cash operating cost of $200 per ounce. The Minahasa project is expected to produce 1.8 million ounces of gold at an average cash operating cost over the 13-year mine life of $150 per ounce. The Minahasa project is in close proximity to the coast and does not present any significant logistical difficulties for transportation of materials and equipment.

     The second Indonesian project, Batu Hijau, is located on the island of Sumbawa, 950 miles east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit that was discovered in 1990. Batu Hijau is located 10 miles from the island's coast, and has access to natural harbors which can be developed for transportation of materials, equipment and concentrate product. By year-end, a total of 122 holes had been drilled in this deposit to an average depth of 1,341 feet. A second phase feasibility study will be required before a final decision is made whether to proceed with development. Batu Hijau is considered to have significant potential, although there can be no assurance that such potential could or will be realized.

     Exploration work continued through 1994 in areas surrounding the Minahasa and Batu Hijau projects. Such work will continue in 1995 as part of the Company's ongoing exploration program in Indonesia.

                            [INSERT INDONESIAN MAP]

  EXPLORATION

     The Company conducts its worldwide exploration activities through various affiliates. One of these affiliates was responsible for the discovery in 1961 of the Carlin Trend in Nevada and one discovered the existence of gold at the Yanacocha deposit in Peru in the 1980s. In 1994, exploration expense was $69.2 million compared with $52.7 million(1) in 1993. The Company's 1995 budget for exploration will be lower than 1994 as the Company focuses more on previously identified prospects.

---------------

(1) On a pro-forma basis giving effect to the Transaction.

     In addition to the exploratory projects specifically discussed above, the Company is in the preliminary stages of exploration in other areas of the United States and other parts of the world. During 1994, on-the-ground evaluations were conducted in 30 countries and acquisition opportunities were monitored in dozens of others.

     In Mexico, the Company is involved in two ventures that are undergoing prefeasability studies -- La Herradura, a 45,000 acre site just south of the U.S. border in Northern Mexico, and Mezcala in southern Mexico. The Company has a 44% interest in La Herradura and can earn a 44% interest in the Mezcala project by investing $15 million over the next two years. The balance of both ventures would be held by Servicios Industriales Penoles, S.A. de C.V., a leading Mexican mining company that would be the operator.

     Exploration is continuing in Canada, where the Company has completed a drilling program with its partner, Westmin Resources, on four targets in northeastern Yukon. The Company can earn a 65% interest in the project by investing C$10.5 million (approximately $7.5 million at current exchange rates), of which C$3 million has been invested in the past two years.

     In addition to its activities in Peru, the Company is exploring other projects in South America, including early-stage drilling projects in Ecuador. The Company is also monitoring prospects in Argentina, Bolivia, Brazil and Venezuela.

     In Asia, the Company has a 93% interest in a joint venture for exploration in Laos. The joint venture agreement covers approximately 2,500 square miles of land which has advanced to drill testing. Although grassroots programs in Thailand have been scaled back, the Company continues to pursue exploration in the Asia/Pacific region, including opportunities in the Philippines and China.

     Drilling is scheduled to begin in 1995 in Burkina Faso in Western Africa. The Company can earn a 45% interest in a 1,350 square mile concession in which Randgold and Exploration Company Limited of South Africa would be the operator.

     In the United States, exploration continues at various locations. The Grassy Mountain deposit in Oregon, which was classified as a reserve since its acquisition in 1992, was reclassified at the end of 1994 as mineralized material. Further evaluations are being conducted to define the economic potential of the ore body, including consideration of an underground mine. Exploration activities in Idaho at the Musgrove Creek deposit also are continuing, although with mixed results. North of the Carlin Trend, drilling in 1994 on 5 of 17 targets on the 100 square mile Ivanhoe property was disappointing. Future activity in the area will focus on the smaller Hollister deposit. In 1995, exploration also will continue in several western states, including Wyoming and Alaska.

     There can be no assurances that any of the Company's exploration activities will result in any new joint ventures or other projects or that such new joint ventures or projects would result in profitable operations.

     The Company's exploration team has a staff of approximately 200 geologists, geochemists or geophysicists. State-of-the-art technology, including airborne geophysical data acquisition systems, satellite location devices and field-portable imaging systems, also aids in the location of prospective targets.

  MARKETING

     The Company's gold sales generally are made at the monthly average market price prevailing during the month before the gold is delivered plus a "contango" which is essentially an interest factor, from the end of the month until the date of delivery. Since the end of 1993 the Company has not engaged in any hedging transactions on current production and none of the Company's production was hedged. However, in 1994, 625,000 ounces of the first five years of production from the Minahasa project has been sold on a forward basis averaging $454 per ounce with a 40% participation in prices above that level.

     See Note 13 to Item 8 -- "Financial Statements and Supplementary Data" for information regarding major customers and export sales.

  GENERAL

     Certain of the Company's projects are located in foreign countries. Such projects may be affected adversely by exchange controls, currency fluctuations, ownership limitations, expropriation, taxation and laws or policies of particular countries, as well as the laws and policies of the United States affecting foreign trade, investment and taxation.

     The Company does not hold material patents or other material licenses, franchises or concessions in connection with its business.

     Capital expenditures incurred by the Company for continuing operations were approximately $402 million, $235 million(1) and $213 million(1) in 1994, 1993 and 1992, respectively. The Company has an established program for the maintenance and repair of its equipment and facilities. Management believes that the Company's facilities are generally in a state of good repair. The Company has a continuous program of capital investment that includes, as necessary or advisable, the replacement, modernization or expansion of its equipment and facilities. For a discussion of anticipated future capital expenditures, see
Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition."

     There were 2,835 persons employed by the Company at December 31, 1994.

GOLD MARKET

     Gold has two main categories of use -- product fabrication and bullion investment. Fabricated gold has a wide variety of end uses. Purchasers of official coins and high-carat jewelry frequently are motivated by investment considerations, so that net private bullion purchases alone do not necessarily represent the total investment activity in physical gold.

     The profitability of the Company's current operations is significantly affected by the market price of gold. Market gold prices can fluctuate widely and are affected by numerous factors beyond the Company's control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the U.S. dollar (the currency in which the price of gold is generally quoted) and of other currencies, interest rates, central bank sales, forward sales by producers, global or regional political or economic events and production costs in major gold-producing regions such as South Africa and the former Soviet Union. In addition, the price of gold sometimes is subject to rapid short-term changes because of speculative activities.

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

     If the Company's revenue from gold sales falls for a substantial period below its cost of production at any or all of its operations, the Company could determine that it is not economically feasible to continue commercial production at any or all of its operations. The Company's costs of production (which are equal to its costs applicable to sales on its income statement) for its Nevada operations were $210 per ounce of gold sold in 1994, $199 in 1993 and $198 in 1992.

---------------

(1) On a pro-forma basis giving effect to the Transaction.

     The gold market generally is characterized by volatile prices and strong competition. The volatility of gold prices is illustrated in the following table of annual high, low and average gold fixing prices per ounce on the London Bullion Market:

                                   YEAR                              HIGH        LOW       AVERAGE
        -----------------------------------------------------------  -----      -----      -------
        1985.......................................................   $341       $284       $ 317
        1986.......................................................    438        326         368
        1987.......................................................    500        390         446
        1988.......................................................    484        395         437
        1989.......................................................    416        356         381
        1990.......................................................    424        346         383
        1991.......................................................    403        344         362
        1992.......................................................    360        330         344
        1993.......................................................    406        326         360
        1994.......................................................    395        378         384
        1995 (through March 9).....................................    384        372         378

---------------

Source of Data: Metals Week

     On March 9, 1995, the afternoon fixing for gold on the London Bullion Market was $381 and the spot market price of gold on the New York Commodity Exchange was $381. Gold prices on both the London Bullion Market and the New York Commodity Exchange are regularly published in most major financial publications and many nationally recognized newspapers.

PROVEN AND PROBABLE ORE RESERVES

     The Company's proven and probable reserves were approximately 26,107,000 ounces and 25,977,000 ounces(1) of gold at December 31, 1994 and December 31, 1993, respectively.

     The Company's estimate of its proven and probable ore reserves at December 31, 1994 and 1993 is set forth in the table below. The proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry. Calculations with respect to the estimates as of December 31, 1994 and 1993, are based on a gold price of $400 per ounce. The Company's management believes that if its reserve estimates were to be based on gold prices as low as $300 per ounce with current operating costs, 1994 year-end reserves would decrease by approximately 17%. Conversely, if its reserve estimates were to be based on a gold price of $500 per ounce with current operating costs, 1994 year-end reserves would increase by approximately 20%. These reserves represent the total quantity of ore to be extracted from the deposits or stockpiles, allowing for mining efficiencies and ore dilution. The contained ounces are prior to any losses during metallurgical treatment.
---------------

(1) On a pro-forma basis giving effect to the Transaction.

                                                       DECEMBER 31, 1994                           DECEMBER 31, 1993
                                           -----------------------------------------   -----------------------------------------
                                           DRY SHORT    GRADE     CONTAINED   EQUITY   DRY SHORT    GRADE     CONTAINED   EQUITY
      DEPOSITS WITH PROVEN       PERCENT     TONS      (OUNCES     OUNCES     OUNCES     TONS      (OUNCES     OUNCES     OUNCES
    AND PROBABLE RESERVES(1)     EQUITY     (000S)     PER TON)    (000S)     (000S)    (000S)     PER TON)    (000S)     (000S)
-------------------------------- -------   ---------   --------   ---------   ------   ---------   --------   ---------   ------
Carlin, Nevada
  Gold Quarry/Mac/Tusc..........   100%     162,222      0.045       7,286     7,286    164,244      0.042       6,822     6,822
  Carlin/Pete/Lantern...........   100%      15,113      0.045         686       686      8,492      0.028         240       240
  Genesis/North Star/Deep
    Star........................   100%      54,079      0.043       2,306     2,306     66,724      0.043       2,879     2,879
  Post/Goldbug/Barrel...........   100%      27,957      0.184       5,147     5,147     30,812      0.169       5,217     5,217
  Capstone/Bootstrap/Tara.......   100%      28,041      0.040       1,127     1,127     28,089      0.040       1,130     1,130
  Rain/SMZ/Emigrant Springs.....   100%       4,982      0.040         199       199      5,843      0.038         222       222
  Stockpiles and in process.....   100%      37,558      0.048       1,793     1,793     30,781      0.041       1,259     1,259
                                            -------                 ------    ------    -------                 ------    ------
    Total Carlin(2)(3)..........            329,952      0.056      18,544    18,544    334,985      0.053      17,769    17,769
                                            -------                 ------    ------    -------                 ------    ------
Minera Yanacocha, Peru
  Carachugo.....................    38%      45,264      0.027       1,209       460     37,663      0.033       1,231       468
  Maqui Maqui...................    38%      56,612      0.047       2,680     1,018     44,930      0.056       2,497       949
  Stockpiles and in process.....    38%       1,846      0.044          81        31      2,073      0.025          52        19
                                            -------                 ------    ------    -------                 ------    ------
    Total Yanacocha(4)..........            103,722      0.038       3,970     1,509     84,666      0.045       3,780     1,436
                                            -------                 ------    ------    -------                 ------    ------
Zarafshan-Newmont,
  Uzbekistan(5).................    50%     242,508      0.036       8,674     4,337    242,508      0.036       8,674     4,337
                                            -------                 ------    ------    -------                 ------    ------
Minahasa, Indonesia
  Mesel/Leons/Nibong............    80%       9,668      0.207       2,006     1,605      8,380      0.215       1,799     1,439
  Other.........................    80%         858      0.164         141       112         --         --          --        --
                                            -------                 ------    ------    -------                 ------    ------
    Total Minahasa(6)...........             10,526      0.204       2,147     1,717      8,380      0.215       1,799     1,439
                                            -------                 ------    ------    -------                 ------    ------
Grassy Mountain, Oregon(7)......   100%          --         --          --       --      15,984      0.062         996       996
                                            -------                 ------    ------    -------                 ------    ------
    Total.......................            686,708      0.049      33,335    26,107    686,523      0.048      33,018    25,977
                                            =======                 ======    ======    =======                 ======    ======

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

(2) Calculated using cutoff grades for 1994 and 1993 as follows: oxide leach material not less than 0.006 ounce per ton; refractory leach material (for the Gold Quarry, Mac and Tusc deposits only) not less than 0.03 ounce per ton; refractory mill material not less than 0.07 ounce per ton; oxide mill material varies. Ore reserves were calculated using different recoveries depending on each deposit's metallurgical properties and process. The average oxide mill recoveries utilized were as follows (1993 values in parenthesis): Mill No. 1 -- N/A (85%); Mill No. 2 -- N/A (85%); Mill No.
    3 -- 85% (86%); Mill No. 4 -- 81% (82%); Mill No. 5 -- 85% (85%). The
    average refractory mill recoveries utilized were: Mill No. 1 -- N/A (85%); Mill No. 6 -- 88% (88%). The average leach recoveries utilized for oxide material were as follows: North Area Leach Facility -- 64% (65%); South Area Leach Facility -- 69% (70%); Rain Area Leach Facility -- 56% (56%). The following average leach recovery was utilized for refractory bioleach material in the Gold Quarry, Mac and Tusc deposits: 60% (engineered estimate).

    The term "cut-off grade" means the lowest grade of mineralized rock that can be included in the reserve in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and milling or leaching facilities available.

(3) Approximately 60% of these reserves are refractory in nature. Refractory ore is not amenable to the normal cyanidation recovery processes currently used by the Company. Such ore must be oxidized before it is subjected to the normal recovery processes. Refractory reserves of mill-grade material contain at least 0.07 ounces per ton. Refractory reserves of leach-grade material (Gold Quarry, Mac and Tusc deposits only) contain at least 0.03 ounces per ton.

(4) Calculated by the Company using a cutoff grade not less than 0.010 ounces per ton. Reserves are contained in two main deposits, Carachugo and Maqui Maqui. Material is being leached. Assumed leach recovery is 60% to 83%, depending on each deposit's metallurgical properties. All ore is oxidized.

(5) Material available to Zarafshan-Newmont for processing from designated stockpiles or from other specified sources. All ore is oxidized. Tonnage and gold content of material available to Zarafshan-Newmont for processing, from the designated stockpiles or from other specified sources, are guaranteed by state entities of Uzbekistan. Material will be crushed and leached. The feasibility study prepared by Zarafshan-Newmont used a 50% to 65% leach recovery rate, depending on material type.

(6) Calculated by the Company using a cutoff grade of 0.058 ounces per ton and mill recovery rates of 80% to 89% depending on material type. Substantially all the ore is refractory.

(7) As published by the previous owner. Evaluations completed by the Company demonstrated that the geologic model used by the previous owner was inadequate for mine development and that pending completion of additional evaluations, the deposit should no longer be classified as a reserve.

ENVIRONMENTAL MATTERS

  GENERAL

     The Company's U.S. gold mining and processing operations are subject to extensive federal, state and local governmental regulations for the protection of the environment, including those relating to the protection of air and water quality and mine reclamation, and for the promotion of mine and occupational safety. Management does not believe that compliance with such regulations will have a material adverse effect on its competitive position. At this time the Company does not expect any material impact on future recurring operating costs of compliance with currently enacted environmental regulations. Ongoing costs to comply with environmental obligations have not been significant to the Company's total costs of operations. Since the Company is not able to pass on any net increases in costs to its customers, any such increases could have an effect on future profitability of the Company depending upon the price of gold. Amendments to current laws and regulations governing operations and activities of mining companies or the stringent implementation thereof could have a material adverse impact on the Company in terms of increased capital and operating expenditures.

     It is estimated that with respect to the Company's U.S. operations, compliance with federal, state and local regulations relating to the discharge of material into the environment, or otherwise relating to the protection of the environment, required capital expenditures of approximately $94 million in 1994, primarily as part of the construction of the Company's refractory ore treatment plant and will require approximately $25 to $30 million of such capital expenditures in 1995. Thereafter, annual capital expenditures for such compliance measures are expected to be less than $20 million.

     The Company's operations outside of the United States are also subject to governmental regulations for the protection of the environment. Management believes that these regulations have not had, and will not have, a materially adverse effect on the Company's operations or its competitive position. The adoption of new laws or regulations, or amendments to current laws or regulations, regarding the operations and activities of mining companies could have a material adverse impact on the Company's capital and operating expenditures. It is estimated that compliance with regulations for the protection of the environment will require capital expenditures of approximately $2 million in 1995 in connection with the Zarafshan-Newmont joint venture and approximately $5 million in 1995 in connection with the Minahasa project in Indonesia.

     The Company is involved in an ongoing action involving a mining property located in Colorado which is jointly owned by Resurrection Mining Company (a subsidiary acquired from NMC in the Transaction) and an unrelated third party which operates the property. For additional information on these matters, see
Item 3 -- "Legal Proceedings" and Notes 12 and 15 to Item 8 -- "Financial Statements and Supplementary Data."

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

     In 1986, the EPA determined that the regulation of "extraction" and "beneficiation" wastes from mining operations under Subtitle C of RCRA was not warranted and these wastes have been exempted from RCRA pursuant to the Bevill Amendment. However, the EPA began to develop specific regulations for such wastes under Subtitle D. The Company is participating in that process. Currently, there is not a sufficient basis to predict the potential impact of such regulations on the Company.

     Wastes from the "processing" of ores and minerals (including refining wastes) at the Company's Nevada operations is subject to regulation under Subtitle C of RCRA. The Company recycles substantially all of the potentially hazardous secondary materials generated during refining operations in compliance with Subtitle C. Such compliance has not had, and is not expected to have, any material impact on the Company's operations.

     The Company's Nevada operations are subject to stringent state permitting regulations for protection of surface and groundwater, as well as wildlife. These regulations may require additional capital and operating expenditures for expansion of current operations and development of new projects and may increase closure and reclamation costs for pits, tailing impoundment and leaching facilities.

     Mining operations have the potential to produce fugitive dust emissions which are subject to regulation under the laws of the State of Nevada. The EPA's current regulations under the federal Clean Air Act exclude fugitive dust from surface mines in determining whether new or expanded sources need permits for construction under the regulations for prevention of significant deterioration of air quality. The 1990 amendments to the federal Clean Air Act could ultimately increase the Company's compliance costs for air pollution permitting and/or control, but the impact on the Company's mining operations is so dependent on future regulations and other contingencies that it cannot reasonably be predicted at this time.

ITEM 3.  LEGAL PROCEEDINGS

     In December 1983, the State of Colorado filed a lawsuit in the U.S. District Court for the District of Colorado under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA), 42 U.S.C. 9601 et seq., seeking clean-up and damages for alleged injury to natural resources due to releases of hazardous substances into the environment. This case, State of Colorado v. ASARCO, Inc., et al. (Civil Action No. 83-C-2388), was consolidated with another action, United States of America v. Apache Energy & Minerals, et al. (Civil Action No. 86-C-1676), which was filed August 6, 1986. Both cases involve allegations of environmental impairment in the vicinity of Leadville, Colorado, including the area of the operations and property of the Res-ASARCO Joint Venture which owns the Black Cloud Mine, the Yak Tunnel, and adjacent property, and seek remedial actions and damages from a number of defendants, including NMC and NGC's wholly owned subsidiary, Resurrection Mining Company ("Resurrection"), which is a partner with ASARCO in the Res-ASARCO Joint Venture. In connection with the Transaction, NGC assumed, among other things, all liabilities of NMC relating to this lawsuit. In August, 1994, the Court entered a Partial Consent Decree between and among the United States, NMC, Resurrection and certain defendants. The Partial Consent Decree obligates Resurrection to pay for and perform the cleanup of sources of contamination in various areas, pursuant to the Superfund administrative process. The precise cleanup remedy is subject to further investigation and study, EPA selection in accordance with Superfund and public comment. At this time, the precise remedy and cost have not been fixed. The proposed settlement also requires Resurrection to reimburse the governments for their past response costs. Further, Resurrection's cleanup and reimbursement obligations are subject to certain sharing percentages with at least one other defendant. The Partial Consent Decree does not resolve certain other potential liabilities, including liability for any natural resource damage and any groundwater or surface water contamination. See Note 15 to Item 8 -- "Financial Statements and Supplementary Data."

     On March 6, 1995, a class action complaint was filed in the U.S. District Court for the Southern District of Ohio against NMC, Cyprus Foote Mineral Company and others. The complaint alleges that the named plaintiffs (Sue Ann Malernee and seven other individuals) and the putative class members have been exposed to certain allegedly radioactive or otherwise hazardous waste materials produced at a ferroalloy production plant in Guernsey County, Ohio. That plant was owned until 1987 by Foote Mineral Company, a former subsidiary of NMC and predecessor to defendant Cyprus Foote. The complaint seeks recovery of response costs and establishment of a medical monitoring fund under CERCLA, 42 U.S.C. 9601 et seq. It also seeks compensatory damages under various tort law theories for, inter alia, diminution in property values, increased risk of physical injury and emotional distress. The amount of such damages are alleged to be $500 million. Punitive damages are sought against NMC in the amount of approximately $63 million. Injunctive relief requiring defendants to remove the allegedly hazardous materials from the property of the plaintiffs is also requested. NGC and NMC are investigating this newly-filed action, and intend to vigorously contest all alleged liability in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1994.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     NGC's executive officers as of March 9, 1995 were:

          NAME              AGE                         OFFICE
------------------------    ---     -----------------------------------------------
Ronald C. Cambre            56      Chairman, President and Chief Executive Officer
Graham M. Clark, Jr.        49      Senior Vice President and General Counsel
Lawrence T. Kurlander       55      Senior Vice President, Administration
Wayne W. Murdy              50      Senior Vice President and Chief Financial
                                      Officer
David A. Baker              40      Vice President, Environmental Affairs
Kenneth A. Brunk            49      Vice President, Business Development
Marcel F. DeGuire           45      Vice President, Project Development and
                                      Regional Director, Commonwealth of
                                      Independent States
Mary E. Donnelly            43      Vice President, Government Relations
John A. S. Dow              49      Vice President and Regional Director, Indonesia
                                      and Southeast Asia
Gary E. Farmar              41      Vice President and Controller
Eric Hamer                  52      Vice President, Indonesian Projects
Leonard Harris              67      Vice President and Regional Director, South
                                      America
Donald G. Karras            41      Vice President, Taxes
Leendert G. Krol            55      Vice President, Exploration
Michael G. Moran            53      Vice President, Engineering Services
Jack H. Morris              55      Vice President, Corporate Relations
W. James Mullin             49      Vice President and Regional Director, Nevada
                                      Operations
Jean-Michael Rendu          51      Vice President, Technical Services
Timothy J. Schmitt          52      Vice President, Secretary and Assistant General
                                      Counsel
Patricia A. Flanagan        36      Treasurer and Assistant Secretary

     There are no family relationships by blood, marriage or adoption among any of the above executive officers of NGC. All executive officers are elected annually by the Board of Directors or until their respective successors are chosen and qualify. There is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he or she was selected as an officer.

     Mr. Cambre was elected Chairman of NGC on November 16, 1994 (effective January 1, 1995), President on June 1, 1994 and Chief Executive Officer on September 23, 1993 (effective November 1, 1993). He served as Vice Chairman of NGC from November 1, 1993 through December 31, 1994. Previously, he served as Vice President and Senior Technical Advisor to the office of the Chairman of Freeport-McMoRan Inc., a natural resources company, since 1988. He is also Chairman, President and Chief Executive Officer of NMC.

     Mr. Clark was elected a Senior Vice President of NGC on September 11, 1991. He was designated General Counsel on October 26, 1988 (effective May 1, 1989) and elected a Vice President on December 17, 1986. Prior to his designation as General Counsel, Mr. Clark was Vice President and Western Regional Counsel of NGC. He is also Senior Vice President and General Counsel of NMC.

     Mr. Kurlander was elected Senior Vice President, Administration of NGC on March 16, 1994 (effective April 1, 1994). Previously, he served as Senior Vice President, Public Affairs and Government Affairs, for Nabisco International Inc. of RJR Nabisco, Inc., a consumer products company, since 1992. Prior to that he managed worldwide communications, state government affairs and worldwide security functions for American Express Company, a financial services company. He is also Senior Vice President, Administration of NMC.

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

     Mr. Brunk was elected Vice President, Business Development of NGC on May 14, 1994. He served as Vice President, Project Development of NMC from April 24, 1991 (effective March 11, 1991) through May 13, 1994. Previously, he was Vice President of NGC since December 16, 1987 serving in various senior capacities in operations and administration.

     Mr. DeGuire was elected a Vice President of NGC on May 14, 1994. He was designated Vice President, Project Development and Regional Director, Commonwealth of Independent States, in 1995. Previously, he served as Vice President, Project Development and Metallurgical Research since May 14, 1994. Prior to that he held various senior metallurgical research and environmental positions with NGC and NMC for more than five years.

     Ms. Donnelly was elected Vice President, Government Relations of NGC on June 12, 1990. Prior to that date, she held various other government relations positions with NGC and NMC.

     Mr. Dow was elected a Vice President of NGC on May 18, 1994 and subsequently was designated Regional Director, Indonesia and Southeast Asia. Previously, he held various senior exploration positions with NMC and its subsidiaries for more than five years.

     Mr. Farmar was elected a Vice President of NGC on December 16, 1992 and Controller on October 30, 1991. He had served as Assistant Controller from January 28, 1989 through October 29, 1991. Previously, he served as Controller of Petro-Lewis Corporation, an independent oil and gas producer. He is also Vice President and Controller of NMC.

     Mr. Hamer was designated Vice President, Indonesian Projects, of NGC on January 1, 1994. Previously, he served as Vice President, Project Development from January 1, 1993 through December 31, 1993. He also served as Vice President and General Manager from October 30, 1991 to December 31, 1992 and as Vice President and Resident Manager since March 11, 1991 and as Vice President, Operations from October 31, 1988 to March 10, 1991.

     Mr. Harris was elected a Vice President of NGC on May 18, 1994 and subsequently was designated Regional Director South America. Previously, he held various senior metallurgical and operations positions with NGC and NMC for more than five years.

     Mr. Karras has served as Vice President, Taxes of NGC since November 9, 1992. Previously, he served as Director of Taxes of Kennecott Corporation, a natural resources company, for four years. He is also Vice President, Taxes of NMC.

     Mr. Krol has served as Vice President, Exploration of NGC since September 14, 1994. Previously, he had served as Director of Foreign Exploration of NGC since May 1992. Prior to that he served as Director of Metallurgical Services of NGC since 1990.

     Mr. Moran was elected Vice President, Engineering Services of NGC on December 15, 1993 (effective January 17, 1994. Previously, he was employed by BHP Minerals International Inc., a natural resources company, for more than five years where he was responsible for the development and management of major construction projects.

     Mr. Morris was elected Vice President, Corporate Relations of NGC on March 16, 1994 (effective April 1, 1994). Previously, he served as Director of Investor Relations and Corporate Communications for Inland Steel Industries from 1990 to 1993.

     Mr. Mullin was designated Vice President and Regional Director, Nevada Operations on May 14, 1994. Previously, he served as Vice President and General Manager of NGC since December 15, 1993. He also served as Acting General Manager of NGC from January 1, 1993 to December 14, 1993. Prior to that he held various senior operating positions with NGC.

     Mr. Rendu was designated Vice President, Technical Services, on January 19, 1995. Previously, he served as Vice President, Information Systems since November 26, 1991 and Vice President, Mine Engineering since March 11, 1991 having previously served as Vice President, Technical and Scientific Systems since October 31, 1988.

     Mr. Schmitt was elected a Vice President of NGC on December 17, 1986 and was elected Secretary on May 25, 1988. He was designated Assistant General Counsel on October 30, 1991. He served as Controller from March 31, 1983 through October 29, 1991. He is also Vice President, Secretary and Assistant General Counsel of NMC.

     Ms. Flanagan was elected Treasurer of NGC on December 16, 1992. Previously, she served as an Assistant Treasurer from November 1, 1988 through December 15, 1992. She was appointed Assistant Secretary on June 24, 1992. She is also Treasurer and Assistant Secretary of NMC.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     NGC's common stock is traded on the New York Stock Exchange. NGC's stock prices in 1994 and 1993 were:

                                                                        1994                1993
                                                                    -------------       -------------
                                                                    HIGH      LOW       HIGH      LOW
                                                                    ---       ---       ---       ---
    First quarter.................................................  $50       $43 7/8   $36       $29 5/8
    Second quarter................................................  $46 1/4   $37 1/4   $43 1/4   $32 1/8
    Third quarter.................................................  $45 3/8   $37 1/4   $47 1/8   $35 7/8
    Fourth quarter................................................  $43 7/8   $33 3/8   $46 3/8   $37 5/8

     On March 9, 1995, the approximate number of holders of record of NGC's common stock was 2,122.

     A dividend of $0.12 per share of common stock outstanding was declared in each quarter of 1994, or a total of $0.48 per share. An annual dividend of $0.05 per share ($5,244,000 in the aggregate) was declared on October 25, 1993. The determination of the amount of future dividends, however, will be made by NGC's Board of Directors from time to time and will depend on the Company's future earnings, capital requirements, financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                  -----------------------------------------------------------------
                                     1994            1993          1992         1991         1990
                                  ----------      ----------     --------     --------     --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE)
Sales...........................  $  597,370      $  601,601     $546,432     $572,750     $643,288
                                   =========       =========     ========     ========     ========
Income before cumulative effect
  of changes in accounting
  principles....................  $   83,394      $  113,116     $ 87,414     $125,902     $141,731
Cumulative effects of changes in
  accounting principles.........          --           2,665       (6,356)          --           --
                                  ----------      ----------     --------     --------     --------
Net income......................  $   83,394      $  115,781     $ 81,058     $125,902     $141,731
                                   =========       =========     ========     ========     ========
Earnings per share:
  Income before cumulative
     effect of changes in
     accounting principles......  $     0.70      $     1.08     $   0.83     $   1.20     $   1.35
  Cumulative effects of changes
     in accounting principles...          --            0.02        (0.06)          --           --
                                  ----------      ----------     --------     --------     --------
  Net income....................  $     0.70      $     1.10     $   0.77     $   1.20     $   1.35
                                   =========       =========     ========     ========     ========
  Dividends declared per common
     share......................  $     0.48      $     0.05     $   0.05     $   0.05     $   0.05
                                   =========       =========     ========     ========     ========
AT DECEMBER 31,

Total assets....................  $1,656,657(1)   $1,021,870     $905,331     $816,659     $706,921
Long-term debt..................  $  593,634(1)   $       --     $     --     $     --     $     --
Stockholders' equity............  $  752,951(1)   $  924,018     $810,447     $734,633     $613,975

---------------

(1) As discussed in Note 2 of Item 8 -- "Financial Statements and Supplementary Data," effective January 1, 1994, Newmont Gold Company acquired essentially all of the assets and liabilities of its parent, Newmont Mining Corporation. This transaction contributed to the increase in total assets and long-term debt and decrease in stockholders' equity at December 31, 1994 compared to December 31, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Effective January 1, 1994, the Company acquired essentially all of the assets and assumed essentially all of the liabilities of its parent company, Newmont Mining Corporation ("NMC"). The transaction resulted in, among other things, the Company receiving 8,649,899 shares of its common stock held by NMC and the Company issuing 2,875,000 shares of $5.50 convertible preferred stock to NMC with identical terms to NMC's outstanding convertible preferred stock, except that the Company's preferred stock is convertible into shares of the Company instead of NMC. NMC retained approximately 89% of the outstanding common stock of the Company. The transfer of the assets and liabilities of the Company was accounted for at historical cost as a transaction between entities under common control and the difference was charged to retained earnings. This transaction is further discussed in Note 2 to Item 8 -- "Financial Statements and Supplementary Data."

     The Company's acquisition of NMC's international projects with 8.2 million contained ounces of gold reserves, worldwide exploration prospects and other corporate activities resulted in increased exploration, general and administrative expense and increased debt levels in 1994 compared to 1993 and 1992. In addition, the issuance of the $5.50 convertible preferred stock resulted in $15.8 million of annual dividend requirements. The Company also increased its common stock dividends from $0.05 per share to $0.48 per share annually, resulting in $46.2 million of annual dividends in 1994 compared to $5.2 million in 1993.

RESULTS OF OPERATIONS

     Before the cumulative effect of changes in accounting principles, the Company earned $83.4 million, or $0.70 per share, $113.1 million, or $1.08 per share, and $87.4 million, or $0.83 per share, in 1994, 1993 and 1992, respectively. The Company earned $90.2 million, or $0.94 per share, on a pro forma basis in 1993 assuming the transaction with NMC had been consummated at the beginning of 1993 (See Note 2 of Item 8 -- "Financial Statements and Supplementary Data.") The results for 1994 reflect an anticipated decline in production from the Carlin Trend area of Nevada and $36.1 million in charges related to environmental obligations, which were partially offset by a full year of equity income from the Company's 38% interest in Minera Yanacocha, S.A. ("Minera Yanacocha"), a Peruvian entity, and a $16.2 million benefit for the resolution of certain tax issues associated with prior years. Included in the 1993 pro forma earnings is a $19.3 million, or $0.20 per share, after-tax ($29.6 million before-tax) gain relating to the sale of NMC's interest in Newcrest Mining Limited for $67.0 million. The Company recognized the cumulative effect of a change in accounting principle in 1993 and 1992. In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which resulted in a cumulative benefit of $2.7 million, or $0.02 per share. Further information about this change in accounting for income taxes can be found in Note 6 to Item 8 -- "Financial Statements and Supplementary Data." In 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," which resulted in a cumulative charge of $6.4 million, or $0.06 per share. Further information about this accounting change is included in Note 11 to Item 8 -- "Financial Statements and Supplementary Data."

     Changes in sales between 1994, 1993 and 1992 are a function of the average price received for gold each year and gold production levels from the Company's mining operations which have been concentrated on the Carlin Trend. The average gold price per ounce received by the Company was $384, $361 and $344 in 1994, 1993 and 1992, respectively. The Company produced 1,555,300 ounces of gold in 1994, 1,666,400 ounces in 1993 and 1,587,900 ounces in 1992. The effects on sales revenues of the changes in the average annual gold price received and annual production levels between years are reflected in the following table (in thousands):

                                                                 1994 VS. 1993     1993 VS. 1992
                                                                 -------------     -------------
    Increase (decrease) in sales revenue were due to:
      Gold price...............................................    $  35,878          $28,155
      Production...............................................      (40,109)          27,014
                                                                   ---------          -------
              Total............................................    $  (4,231)         $55,169
                                                                   =========          =======

     In 1993, on a pro forma basis, the Company produced 1,674,200 ounces at an average gold price of $376. Comparing actual 1994 with pro forma 1993 results in a $13.2 million increase in sales revenue being attributable to higher gold prices realized and a $44.7 million decrease in sales revenue being attributable to decreased production. Higher prices were realized in 1993 on a pro forma basis compared to 1993 actual results due to a hedging program NMC had in place. No production in 1994 was hedged. In 1994, the Company entered into several hedging transactions that begin in January 1996 and continue through December 2000 for future production from its Minahasa property in Indonesia. These transactions consist of forward sales of 125,000 ounces per year at an average price of $454 an ounce, plus the Company will receive 40% of the difference in the market price above the forward sale price. The Company may enter into additional hedging transactions in the future.

     The anticipated decline in the Company's production was the result of the shutdown of three mills, the largest of which was closed to accommodate the start-up of the new refractory ore treatment plant. This plant was expected to reach full capacity in 1994, but because of a crack that occurred in a weld of a riding ring of the double rotator mill and an electrostatic precipitator fire, the plant has been able to operate at only partial capacity. The Company expects the plant to reach full capacity by mid-1995. The Company has targeted 1995 Carlin production at approximately 1.6 million ounces and expects to maintain this level of production until the deeper and higher grade portions of the Post deposit are mined which is expected in 1997.

     The Company expects that Carlin production will be augmented in 1995 with production from the Zarafshan-Newmont Joint Venture ("Zarafshan-Newmont"), which is a 50%-50% joint venture between the Company and two Uzbekistan governmental entities. Zarafshan-Newmont will leach low grade oxide ore to produce gold from existing stockpiles from the Muruntau mine in Uzbekistan. This project, which is expected to cost approximately $220 million, is anticipated to commence production in mid-1995 at an annual rate of 450,000 ounces, or 225,000 ounces attributable to the Company's interest. Operating costs, excluding depreciation, depletion and amortization ("DD&A"), are anticipated to be about $150 per ounce.

     The Company also expects that its production will be further augmented beginning in early 1996 with production from the Minahasa project, located in Indonesia. Construction of the project commenced in the third quarter of 1994 and is expected to cost $130 million. Production is expected to begin at initial total annual rates of 140,000 ounces. Initial operating costs, excluding DD&A, are anticipated to be $200 per ounce. The Company has an 80% interest in this project and is the operator.

     In addition to these two projects, the Company has a 38% interest in Minera Yanacocha, a Peruvian entity which a subsidiary of the Company manages and which is accounted for as an equity investment. Minera Yanacocha produced 304,600 ounces, or 115,700 ounces attributable to the Company's interest in 1994 at operating costs, excluding DD&A, of $137 per ounce of gold produced. Production commenced in August 1993 when this interest was owned by NMC. In 1993, Minera Yanacocha produced 81,500 ounces, or approximately 31,000 ounces attributable to the Company's interest on a pro forma basis at operating costs, excluding DD&A, of $151 per ounce. Production is expected to increase to 450,000 ounces, or 171,000 ounces attributable to the Company's interest in 1995 as a second deposit is mined for the full year. Operating costs per ounce are expected to increase slightly in 1995 primarily due to mining lower grade and harder to process ore. Nevertheless, the Company's equity income is expected to increase in 1995 due to Minera Yanacocha's rising production.

     As with sales revenues, costs applicable to sales and DD&A for the last three years are almost entirely attributable to the Company's Carlin operations. Costs applicable to sales consist primarily of production costs and royalties, and on a per ounce of production basis were as follows for the last three years:

                                                                    1994     1993     1992
                                                                    ----     ----     ----
    Production costs..............................................  $179     $165     $162
    Royalties.....................................................    25       28       29
    Other.........................................................     6        6        7
                                                                    ----     ----     ----
              Total...............................................  $210     $199     $198
                                                                    ====     ====     ====

     Production costs consist principally of charges for mining ore and waste associated with current period production and processing ore through milling and leaching facilities. Total production costs increased slightly in 1994 to $277.8 million from $275.0 million in 1993, despite lower gold production which resulted in a $14 increase in per ounce costs. This increase is the result of higher milling and leaching costs incurred during 1994, as the refractory ore treatment plant began operations at less than full capacity, as well as processing ore that is mined from deeper areas of the open-pit mines, which is more difficult to process. However, these cost increases were substantially offset by lower mining costs which resulted from a decrease in tons mined. The 1993 production costs increased over 1992 costs of $256.9 million due primarily to increased tons mined and processed. Tons mined, excluding tons attributable to capitalized mining costs discussed below, were 171 million, 190 million and 147 million in 1994, 1993 and 1992, respectively.

     In addition to the production costs expensed, the Company is capitalizing a portion of mining costs associated with its Post deposit. This deposit is being mined under a joint mining agreement signed in December 1992 between the Company and Barrick Goldstrike Mines, Inc. ("Barrick"). Under the agreement, Barrick, which has a separate and distinct interest in the same ore body, mines the deposit and charges the Company on a basis that will result in both companies ultimately bearing the same cost per contained ounce of gold mined. Since a significant portion of the Company's contained ounces in this deep deposit are not expected to be mined for at least two years, the mining costs are being capitalized and will be matched against the revenue from the ounces when they are produced. The Company incurred $33.2 million, $23.6 million and $5.2 million of such costs in 1994, 1993 and 1992, respectively. These capitalized costs are expected to increase in 1995 due to elevated mining rates for this deposit and capitalized costs for other deposits the Company will begin mining that have diverse waste-to-ore ratios.

     Royalty costs were $38.7 million in 1994, $47.6 million in 1993 and $46.6 million in 1992. The decrease between 1994 and 1993 is due to lower production from royalty burdened ore, which reduced royalty costs by $11.8 million, partially offset by an increase in the average gold price which increased royalties by $2.9 million. The increase in royalty costs in 1993 from 1992 was not significant. Royalty costs are expected to increase in 1995 due to processing more royalty burdened ore.

     Costs applicable to sales per ounce remained fairly constant between 1992 and 1993, but increased in 1994 due to treating more difficult to process ores. These per ounce costs for Carlin production are expected to increase in the early part of 1995, then decline as the refractory ore treatment plant, which treats higher grade ores, achieves full operation, resulting in a slightly higher per ounce cost for 1995 over 1994. On a consolidated basis, the Company's costs applicable to sales per ounce should be favorably impacted as production from Zarafshan-Newmont begins.

     DD&A was $91.1 million, $107.2 million and $96.7 million in 1994, 1993 and 1992, respectively. The decrease between 1994 and 1993 is primarily due to lower depreciation attributable to the Company's mills associated with its Carlin operations, as three were shutdown during the year. The increase between 1993 and 1992 was primarily due to a higher level of property, plant and equipment in service. With the refractory ore treatment plant reaching full capacity, DD&A is expected to increase in 1995.

     Exploration expenses of $69.2 million for 1994 reflect the worldwide focus of the Company's exploration program which is the result of the transaction with NMC previously mentioned. Exploration expenses of $10.1 million and $14.7 million in 1993 and 1992, respectively, reflect only the Company's exploration efforts on the Carlin Trend in Nevada. On a pro forma basis, exploration expense for 1993 was $52.7 million. The increase in 1994 over the 1993 pro forma amount reflects an increase in exploration efforts in primarily Indonesia and South America. Exploration expense is expected to decline in 1995.

     In 1992, the Grassy Mountain project in Oregon was acquired for $30.0 million. The Company had included in its reserve figures 996,000 contained ounces of reserves related to this project. Work was halted on this project for most of 1994 when a referendum was placed on the Oregon ballot which, if passed, would have effectively prevented open-pit mining in the state. The referendum was defeated in November 1994 and the Company resumed studies to determine how the deposit can be economically mined. As a result of additional work, the current interpretation of the ore body is that gold is in high grade pods rather than disseminated. This type of ore body, if confirmed, would likely result in an underground project. However, given the state of the study at year end 1994, the ore body no longer meets the standard to be classified as a proven and probable reserve. At December 31, 1994, $33.8 million of costs were capitalized on the Company's balance sheet related to this project. In addition, at the end of 1994, the Company had $19.0 million of costs capitalized related to the Ivanhoe Joint Venture exploration property, on which exploration results have thus far been disappointing.

     General and administrative expense ("G&A") was $41.9 million in 1994 compared to $11.3 million in 1993 and $13.3 million in 1992. The significant increase in 1994 over the prior years reflects the effects of the transaction with NMC previously mentioned. On a pro forma basis, G&A for 1993 was $35.8 million. The increase for 1994 over the 1993 pro forma amount reflects the increased international focus of the Company's operations in that the Company provides extensive management oversight and technical expertise to its overseas operations. The 1994 level of G&A expense is expected to continue in 1995.

     As a result of the transaction with NMC previously mentioned, the Company assumed NMC's indebtedness which resulted in interest expense of $29.5 million for 1994. Of this amount, $19.7 million was capitalized as a result of major construction projects at the Carlin operations, primarily the refractory ore treatment plant, as well as the processing plant in Uzbekistan and mine development in Indonesia. The 1993 pro forma interest expense was $20.9 million with capitalized interest of $8.5 million. The increase in the 1994 interest expense over the 1993 pro forma amount is the result of higher debt balances in 1994. Interest expense is expected to increase in 1995 due to higher average debt balances, and capitalized interest is expected to decrease due to the completion of the refractory ore treatment plant which occurred at the end of 1994 and the completion of the Zarafshan-Newmont project which is expected to occur by mid-1995.

     Dividends, interest and other income was $22.3 million for 1994 and insignificant in 1993 and 1992. On a pro forma basis, 1993 dividends, interest and other was $20.0 million. The 1994 amount reflects $9.2 million for business interruption insurance recorded for the delayed start-up of the refractory ore treatment plant, offset by lower interest income due to lower cash balances throughout 1994 and lower dividends from investments in 1994 compared to 1993 on a pro forma basis.

     Other expenses were $42.7 million, $4.0 million and $3.9 million in 1994, 1993 and 1992, respectively, and $14.2 million on a pro forma basis in 1993. Other expenses in 1994 reflect a charge of $36.1 million related to environmental obligations associated with former mining activities discussed in
Note 15 to Item 8 -- "Financial Statements and Supplementary Data." Included in this amount is a valuation allowance of $20.0 million that was made against receivables from insurance companies for recoveries related to such environmental obligations. The Company recorded the valuation allowance after discussions with new lead counsel regarding its review of the litigation with the insurance companies and due to the absence of expected settlement discussions. The valuation allowance resulted in a net receivable balance from insurance companies of approximately $17 million at December 31, 1994. Subsequent to December 31, 1994, settlement in the insurance litigation was reached enabling the Company to realize the receivable. Settlement discussions continue with respect to some of the litigation. The Company intends to vigorously pursue its claims under the remaining litigation and believes that it is reasonably possible that additional amounts will be recovered. Since the actual cash payments for the environmental obligations are expected to occur over a number of years, such cash requirements for environmental obligations are not expected to have a significant negative impact on the Company's liquidity. The Company made payments of $14.5 million in 1994 and expects to pay approximately $16 million of such costs in 1995. For these liabilities, $64.3 million had been accrued at December 31, 1994. Because of the uncertain nature of these liabilities, the Company estimates that it is reasonably possible that the ultimate liability may be as much as 65% greater or 15% lower than the amount accrued at December 31, 1994. Absent concurrent insurance recoveries, on-going cash payments will be funded out of operating cash flows and/or borrowings. The Company continuously monitors and reviews its environmental obligations, and although the Company believes that it has adequately accrued for such costs, as additional facts become known, additional provisions may be required.

     In 1994, the Company recognized an income tax benefit of $16.2 million resulting from the resolution of certain tax issues associated with prior years. This, in addition to the benefits of percentage depletion on significantly lower pre-tax financial income, contributed to an overall effective tax rate benefit for 1994 compared to effective tax rate charges recognized in 1993 and 1992.

     General inflation over the past three years has not had a material effect on the Company's cost of doing business and is not expected to have a material effect in the foreseeable future. Changes in the price received for gold will impact the Company's revenue stream, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

     During 1994, the Company's cash outlays included $402.0 million for capital expenditures, of which $178.0 was for the refractory ore treatment plant, $62.6 million was for the Zarafshan-Newmont project and $24.6 million was for the Minahasa project. In addition, $62.3 million in common and preferred stock dividends were paid. These outlays were funded through $401.6 million of net borrowings (of which $349.1 million was from the sale and leaseback of the refractory ore treatment plant), $143.0 million of cash provided by operating activities and $69.4 million of cash acquired in the transaction with NMC previously discussed.

     Approximately $300 million is expected to be spent on capital projects in 1995. Carlin Trend expenditures of $170 million will represent increases in capitalized mining costs and underground development. Capital funds of $25 million and $90 million will also be required for the completion of the Zarafshan-Newmont and Minahasa projects, respectively.

     Cash on hand at December 31, 1994 of $160.6 million, operating cash flow, unused bank credit lines of $400 million and expected additional borrowings by Zarafshan-Newmont ($15 million to the Company's share) will be used to fund the Company's capital investment programs and pay other operating expenses. The Company and NMC have also filed shelf registration statements with the Securities and Exchange Commission covering the issuance of $150 million in non-convertible debt securities and $300 million in equity securities, respectively. There are no present plans to issue these securities. The Company expects to fund maturities of its debt through operating cash flow and/or by refinancing the debt as it becomes due.

     Of the Company's $402.0 million in capital expenditures in 1994, it is estimated that approximately $94 million was required to comply with environmental regulations. The Company estimates that in 1995 approximately $25 million to $30 million will be spent for capital expenditures to comply with environmental regulations. A significant portion of these 1994 expenditures are related to the refractory ore treatment plant. After 1995, environmental capital expenditures are not expected to be more than approximately $20 million, annually. The ongoing costs to comply with environmental regulations are not a significant portion of the Company's operating costs. The Company provides for future reclamation and mine closure costs on a unit-of-production basis. The annual accrual for costs associated with current operations has not been significant. The Company reviews the adequacy of its reclamation and closure reserves in light of current laws and regulations and makes provisions as necessary. In addition, periodic internal environmental audits are conducted to evaluate environmental compliance. Cash flow from the Company's operations and salvage values are expected to provide funding for reclamation and closure costs. The Company believes that its current operations are in compliance with applicable laws and regulations designed to protect the public health and environment.

     Accounts receivable increased by $30.2 million between the December 31, 1993 pro forma balance and December 31, 1994 primarily as a result of reclassifying $16.7 million from non-current other assets for insurance recoveries related to environmental obligations associated with former mining activities and recording a receivable for business interruption insurance related to start-up problems of the refractory ore treatment plant, as discussed in "Results of Operations." Collections on both receivables were made in early 1995. Other current assets increased between the December 31, 1993 pro forma balance and December 31, 1994 by $16.7 million due primarily to increases in prepaid taxes.

     Accounts payable increased between the December 31, 1993 pro forma balance and December 31, 1994 by $14.8 million primarily due to timing of vendor payments. Other accrued liabilities increased over the same time period due primarily to a $16.5 million increase in accruals for exploration and capital projects in Indonesia and an increase of $8.8 million for expenditures for remediation work related to former mining activities.

     The variance in balance sheet line items not already discussed herein are primarily attributable to the transaction with NMC discussed in "Results of Operations." See Notes 2 and 14 in Item 8 -- "Financial Statements and Supplementary Data" for the impacts on the Company's balance sheet resulting from the transaction.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Newmont Gold Company:

     We have audited the accompanying consolidated balance sheets of Newmont Gold Company (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related statements of consolidated income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newmont Gold Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

     As discussed in Note 6 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes. In addition, as discussed in Note 11 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions.


                                            /s/ ARTHUR ANDERSEN LLP
                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
March 14, 1995.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             --------     --------     --------
Sales and other income
  Sales....................................................  $597,370     $601,601     $546,432
  Dividends, interest and other............................    22,316          333          220
  Interest from parent.....................................        --        5,326        7,382
                                                             --------     --------     --------
                                                              619,686      607,260      554,034
                                                             --------     --------     --------
Costs and expenses
  Costs applicable to sales................................   326,385      332,270      314,581
  Depreciation, depletion and amortization.................    91,115      107,169       96,745
  Exploration..............................................    69,151       10,061       14,658
  General and administrative...............................    41,892       11,272       13,345
  Interest, net of amounts capitalized.....................     9,823           --           --
  Other....................................................    42,655        3,980        3,879
                                                             --------     --------     --------
                                                              581,021      464,752      443,208
                                                             --------     --------     --------
Equity in income of affiliated companies...................    15,395           --           --
                                                             --------     --------     --------
Pretax income before cumulative effect of changes in
  accounting principles....................................    54,060      142,508      110,826
Income tax benefit (provision).............................    29,334      (29,392)     (23,412)
                                                             --------     --------     --------
Income before cumulative effect of changes in
  accounting principles....................................    83,394      113,116       87,414
Cumulative effect of changes in accounting principles......        --        2,665       (6,356)
                                                             --------     --------     --------
Net income.................................................    83,394      115,781       81,058
Preferred stock dividends..................................    15,813           --           --
                                                             --------     --------     --------
Net income applicable to common shares.....................  $ 67,581     $115,781     $ 81,058
                                                             ========     ========     ========
Income (loss) per common share:
  Before cumulative effect of changes in accounting
     principles............................................  $   0.70     $   1.08     $   0.83
  Cumulative effect of changes in accounting principles....        --         0.02        (0.06)
                                                             --------     --------     --------
  Net income per common share..............................  $   0.70     $   1.10     $   0.77
                                                             ========     ========     ========

        The accompanying notes are an integral part of these statements.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                           AT DECEMBER 31,
                                                                      -------------------------
                                                                         1994           1993
                                                                      ----------     ----------
ASSETS

Cash and cash equivalents...........................................  $  160,637     $      389
Short-term investments..............................................      13,438             --
Accounts receivable.................................................      37,597          2,186
Advances to parent..................................................          --        159,573
Inventories.........................................................     130,931        118,891
Other...............................................................      27,531         13,762
                                                                      ----------     ----------
  Current assets....................................................     370,134        294,801
Property, plant and mine development, net...........................   1,119,286        695,460
Other...............................................................     167,237         31,609
                                                                      ----------     ----------
          Total assets..............................................  $1,656,657     $1,021,870
                                                                      ==========     ==========

LIABILITIES

Short-term debt.....................................................  $   15,739     $       --
Accounts payable....................................................      32,723         15,062
Other accrued liabilities...........................................     104,753         45,195
                                                                      ----------     ----------
  Current liabilities...............................................     153,215         60,257
Long-term debt......................................................     593,634             --
Reclamation and remediation liabilities.............................      66,760         15,142
Other long-term liabilities.........................................      90,097         22,453
                                                                      ----------     ----------
          Total liabilities.........................................     903,706         97,852
                                                                      ----------     ----------
Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock -- $5.00 par value; 5,000 shares authorized; 2,875 shares issued of $5.50 convertible (aggregate liquidation
  preference $287,500)..............................................      14,375             --
Common stock -- $0.01 par value; 250,000 shares authorized; 104,875
  shares issued.....................................................       1,049          1,049
Capital in excess of par value......................................     212,898        206,260
Retained earnings...................................................     598,755        716,709
Treasury stock, at cost; 8,414 shares...............................     (74,126)            --
                                                                      ----------     ----------
          Total stockholders' equity................................     752,951        924,018
                                                                      ----------     ----------
          Total liabilities and stockholders' equity................  $1,656,657     $1,021,870
                                                                      ==========     ==========

        The accompanying notes are an integral part of these statements.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED CHANGES
                            IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                                                              TREASURY STOCK
                                        PREFERRED STOCK       COMMON STOCK       CAPITAL IN                      AT COST
                                       -----------------    -----------------     EXCESS OF     RETAINED    ------------------
                                       SHARES    AMOUNT     SHARES     AMOUNT     PAR VALUE     EARNINGS    SHARES     AMOUNT
                                       ------    -------    -------    ------    -----------    --------    ------    --------
Balance at December 31, 1991.........     --     $    --    104,875    $1,049     $ 203,226     $530,358       --     $     --
  Net income.........................     --          --         --       --             --       81,058       --           --
  Common stock dividend -- $0.05 per
    share............................     --          --         --       --             --       (5,244)      --           --
                                       -----     -------    -------    ------     ---------     --------    -----     --------
Balance at December 31, 1992.........     --          --    104,875    1,049        203,226      606,172       --           --
  Net income.........................     --          --         --       --             --      115,781       --           --
  Common stock dividend -- $0.05 per
    share............................     --          --         --       --             --       (5,244)      --           --
  Other..............................     --          --         --       --          3,034           --       --           --
                                       -----     -------    -------    ------     ---------     --------    -----     --------
Balance at December 31, 1993.........     --          --    104,875    1,049        206,260      716,709       --           --
  Transaction with parent (Note 2)...  2,875      14,375         --       --             --     (140,944)   8,650      (76,206)
  Common stock issued from treasury
    for stock options exercised......     --          --         --       --          6,638           --     (236 )      2,080
  Net income.........................     --          --         --       --             --       83,394       --           --
  Common stock dividends -- $0.48 per
    share............................     --          --         --       --             --      (46,225)      --           --
  Preferred stock dividends -- $5.50
    per share........................     --          --         --       --             --      (15,813)      --           --
  Other..............................     --          --         --       --             --        1,634       --           --
                                       -----     -------    -------    ------     ---------     --------    -----     --------
Balance at December 31, 1994.........  2,875     $14,375    104,875    $1,049     $ 212,898     $598,755    8,414     $(74,126)
                                       =====     =======    =======    ======     =========     ========    =====     ========

        The accompanying notes are an integral part of these statements.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1994         1993         1992
                                                            ---------    ---------    ---------
Operating Activities
  Net income..............................................  $  83,394    $ 115,781    $  81,058
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, depletion and amortization.............     91,115      107,169       96,745
     Undistributed earnings of affiliates.................    (14,553)          --           --
     Deferred taxes.......................................    (28,052)     (16,068)      (4,965)
                                                            ---------    ---------    ---------
                                                              131,904      206,882      172,838
     (Increase) decrease in operating assets:
       Accounts receivable................................      9,970       (1,542)         373
       Inventories........................................    (13,336)     (42,832)      16,278
       Other assets.......................................     (5,032)      (6,129)      (2,437)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses..............     24,868       (7,617)       8,673
       Other liabilities..................................     (3,378)       8,391         (503)
     Other operating......................................     (1,950)         354        3,474
                                                            ---------    ---------    ---------
Net cash provided by operating activities.................    143,046      157,507      198,696
                                                            ---------    ---------    ---------
Investing Activities
  Net cash acquired from parent...........................     69,361           --           --
  (Advances to) repayments from parent....................         --       38,477      (34,976)
  Additions to property, plant and mine development.......   (402,030)    (200,340)    (167,397)
  Other...................................................      1,828        6,404        8,232
                                                            ---------    ---------    ---------
Net cash used in investing activities.....................   (330,841)    (155,459)    (194,141)
                                                            ---------    ---------    ---------
Financing Activities
  Proceeds from long-term borrowings......................    528,634           --           --
  Repayments of long-term borrowings......................   (127,000)          --           --
  Proceeds from issuance of common stock..................      8,718           --           --
  Dividends paid on common stock..........................    (46,225)      (5,244)      (5,244)
  Dividends paid on preferred stock.......................    (15,110)          --           --
  Other...................................................       (974)       3,034           --
                                                            ---------    ---------    ---------
Net cash provided by (used in) financing activities.......    348,043       (2,210)      (5,244)
                                                            ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents......    160,248         (162)        (689)
Cash and cash equivalents at beginning of year............        389          551        1,240
                                                            ---------    ---------    ---------
Cash and cash equivalents at end of year..................  $ 160,637    $     389    $     551
                                                            =========    =========    =========

See Note 14 for supplemental cash flow information.

        The accompanying notes are an integral part of these statements.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Newmont Gold Company and its more than 50% owned subsidiaries (collectively, the "Company"). The Company also includes its pro-rata share of assets, liabilities and operations for joint ventures in which it has an interest. All significant intercompany balances and transactions have been eliminated. Newmont Mining Corporation ("NMC") owns approximately 89% of the Company.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of all cash balances and highly liquid investments with a maturity of three months or less. Excess cash balances are primarily invested in U.S. Treasury bills with lesser amounts invested in high quality commercial paper and time deposits.

INVESTMENTS

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." There was no impact on the Company's financial position as the related investments are considered to be classified as held to maturity.

     Short-term investments are carried at cost, which approximates market, and include Eurodollar government and corporate obligations rated AA or higher. At December 31, 1994, approximately $6.9 million of such investments were secured by letters of credit.

     Investments in companies in which the Company's ownership is 20% to 50% are accounted for by the equity method of accounting.

     Investments in companies owned less than 20% are recorded at the lower of cost or net realizable value and income from such investments is recorded when dividends are paid.

INVENTORIES

     Ore and in-process inventories and materials and supplies are stated at the lower of average cost or net realizable value. Precious metals are stated at market value.

     Non-current inventories are stated at the lower of average cost or net realizable value and represent ore-in-stockpiles from which no material is expected to be processed for more than one year after the balance sheet date.

PROPERTY, PLANT AND MINE DEVELOPMENT

     Expenditures for new facilities or expenditures which extend the useful lives of existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives of such facilities, which range from two to twenty-one years.

     Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including the costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Such costs and estimated future development costs are amortized using a unit-of-production method over the estimated life of the ore body. On-going development expenditures to maintain production are generally charged to operations as incurred.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     Significant payments related to the acquisition of exploration interests are capitalized. If a mineable ore body is discovered, such costs are amortized using a unit-of-production method. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

     Interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until operations commence.

     Gains or losses from normal sales or retirements of assets are included in other income or expense.

MINING COSTS

     In general, mining costs are charged to operations as incurred. Due to the diverse waste-to-ore ratios encountered in mining certain of the Company's deposits, mining costs for the deposits, to the extent they do not relate to current production, are capitalized and then charged to operations when the applicable gold is produced.

RECLAMATION AND MINE CLOSURE COSTS

     Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements and are accrued and charged over the expected operating lives of the Company's mines using a unit-of-production method.

INCOME TAXES

     The Company's taxable income is included in NMC's consolidated U.S. federal income tax return. Pursuant to a tax-sharing agreement with NMC, the Company calculated its provision for income taxes as if the Company filed separate U.S. federal and state corporate income tax returns, with certain adjustments. Effective January 1, 1994, pursuant to a revised tax-sharing agreement with NMC, the Company succeeds to and assumes all corporate income tax attributes and liabilities of NMC as of January 1, 1994.

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

     This generates a net deferred income tax liability or net deferred income tax asset for the Company for the year, as measured by the statutory tax rates in effect as enacted. The Company then derives its deferred income tax charge or benefit by recording the change in the net deferred income tax liability or net deferred income tax asset balance for the Company for the year.

GOLD HEDGING ACTIVITIES

     The Company may enter into gold loans, options contracts and forward sales contracts to hedge the effect of price changes on the gold it produces. Gains and losses realized on such instruments, as well as any cost or revenue associated therewith, are recognized in sales when the related production is delivered.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

EARNINGS PER COMMON SHARE

     For periods prior to 1994, net income per share was computed by dividing net income by the weighted average number of common shares assumed to be outstanding during each period. There were no common share equivalents for these periods.

     As a result of the issuance of stock options in 1994 arising from the transaction with NMC, discussed in Note 2, earnings per common and common equivalent share for 1994 are based on the sum of the weighted average number of common shares outstanding during the period, and the assumed exercise of stock options having exercise prices less than the average market prices of the common stock during the period using the treasury stock method. The convertible preferred shares issued in connection with the transaction with NMC are not common stock equivalents and were anti-dilutive for 1994. The weighted average number of shares used in the earnings per share calculations were 96.5 million in 1994, and 104.9 million in 1993 and 1992.

RECLASSIFICATIONS

     Certain amounts in prior years have been reclassified to conform to the 1994 presentation.

(2) ACQUISITION OF NMC'S OPERATIONS

     Effective January 1, 1994, the Company acquired all of the operations of NMC. The transaction included the following: (a) the transfer by NMC to the Company of 8,649,899 shares of the 94,500,000 shares of common stock of the Company held by NMC; (b) the transfer by NMC of all of its other assets to the Company; (c) the assumption by the Company of all the liabilities (contingent or otherwise) of NMC (including the Company's $159.6 million of advances to NMC as of December 31, 1993), but not NMC's obligations with respect to its $5.50 convertible preferred stock (the "NMC Preferred Stock") (except for accrued and unpaid dividends as of December 31, 1993) and its employee stock options exercisable for NMC's common stock; (d) the issuance by the Company to NMC of 2,875,000 shares of $5.50 convertible preferred stock with a par value of $5.00 per share, and having terms identical to the NMC Preferred Stock (except that upon conversion, NMC will be entitled to receive shares of the Company's common stock instead of NMC's common stock); and (e) the issuance by the Company to NMC of stock options exercisable for shares of the Company's common stock having terms identical to NMC's employee stock options (except upon exercise, the Company's common stock is issued instead of NMC's common stock). It is intended that the preferred stock and stock options issued by the Company to NMC will be exercised if and to the extent NMC Preferred Stock and outstanding NMC stock options are exercised and that the Company would grant to NMC additional stock options if and to the extent additional stock options were granted by NMC. As a result of the transaction (and giving effect to subsequent stock option exercises by NMC and additional stock option grants by the Company), NMC's only assets at December 31, 1994 are (i) 86,079,932 shares of common stock of the Company which approximates 89.2% of the Company's common stock outstanding, (ii) 2,875,000 shares of the Company's $5.50 convertible preferred stock and (iii) stock options to purchase 2,177,546 shares of the Company. (If the preferred stock were converted and stock options were exercised, NMC's percentage interest in the Company would increase to 90.3%.)

     The Company accounted for the transaction as a transfer of assets and liabilities between entities under common control. As a result, the transferred assets and liabilities were recorded by the Company at NMC's historical cost with the difference charged to retained earnings. The 8,649,899 shares of common stock of the Company transferred by NMC to the Company were recorded as treasury stock at the book value of those shares on December 31, 1993. The Company's convertible preferred stock was recorded at its par value.

     The following pro forma condensed consolidated income statement for 1993 gives effect to the transaction as if it had occurred January 1, 1993 and the pro forma condensed consolidated balance sheet reflects the transaction as if it had occurred December 31, 1993. These statements include the historical amounts for the

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

Company, adjusted to reflect the historical amounts of NMC excluding its interest in the Company and the elimination of intercompany interest amounts. These pro forma financial statements are presented for illustrative purposes only, and are not necessarily indicative of the Company's future operating results or financial condition.

              PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                              YEAR ENDED DECEMBER 31, 1993
                                                    ------------------------------------------------
                                                                       PRO FORMA
                                                    HISTORICAL        ADJUSTMENTS          PRO FORMA
                                                    ----------    -------------------      ---------
                                                                    (A)       (B),(C)
                                                                  --------    -------
Sales and other income
  Sales...........................................    $601,601    $ 27,208                  $628,809
  Interest from parent............................       5,326                $(5,326)(B)         --
  Dividends, interest and other...................         333      19,643                    19,976
  Gain on sale of affiliate shares................          --      29,607                    29,607
                                                      --------    --------    -------       --------
                                                       607,260      76,458     (5,326)       678,392
                                                      --------    --------    -------       --------
Costs and expenses
  Costs applicable to sales.......................     332,270       1,271                   333,541
  Depreciation, depletion and amortization........     107,169       2,831                   110,000
  Exploration.....................................      10,061      42,633                    52,694
  General and administrative......................      11,272      24,577                    35,849
  Third party interest, net of amounts
     capitalized..................................          --      12,393                    12,393
  Related party interest..........................          --       5,326     (5,326)(B)         --
  Other...........................................       3,980      10,250                    14,230
                                                      --------    --------    -------       --------
                                                       464,752      99,281     (5,326)       558,707
                                                      --------    --------    -------       --------
Equity in income of affiliated companies..........          --       5,001                     5,001
                                                      --------    --------    -------       --------
Income (loss) before income taxes.................     142,508     (17,822)                  124,686
Income tax benefit (provision)....................     (29,392)     10,827                   (18,565)
                                                      --------    --------    -------       --------
Income (loss) from continuing operations..........     113,116      (6,995)                  106,121
Preferred stock dividends.........................          --      15,910                    15,910
                                                      --------    --------    -------       --------
Income (loss) from continuing operations
  applicable to common shares.....................    $113,116    $(22,905)   $    --       $ 90,211
                                                      ========    ========    =======       ========
Income per share from continuing operations.......    $   1.08                              $   0.94
                                                      ========                              ========
Weighted average shares outstanding...............     104,875                 (8,474)(C)     96,401
                                                      ========                =======       ========

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

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                             AT DECEMBER 31, 1993
                                             -----------------------------------------------------
                                                                  PRO FORMA
                                             HISTORICAL          ADJUSTMENTS             PRO FORMA
                                             ----------    ------------------------      ---------
                                                              (A)       (B),(C),(D)
                                                           ---------    -----------
Assets
  Cash and short-term investments..........  $      389    $  88,070                     $   88,459
  Advances to parent.......................     159,573                  $(159,573)(B)           --
  Inventories..............................     118,891        3,355                        122,246
  Other....................................      15,948        2,311                         18,259
                                             ----------    ---------     ---------       ----------
     Current assets........................     294,801       93,736      (159,573)         228,964
  Property, plant and mine development,
     net...................................     695,460       99,070                        794,530
  Other....................................      31,609      131,307                        162,916
                                             ----------    ---------     ---------       ----------
          Total assets.....................  $1,021,870    $ 324,113     $(159,573)      $1,186,410
                                             ==========    =========     =========       ==========
Liabilities and stockholders' equity
  Advances from related party..............  $       --    $ 159,573     $(159,573)(B)   $      --
  Other....................................      60,257       49,777                       110,034
                                             ----------    ---------     ---------       ----------
     Current liabilities...................      60,257      209,350      (159,573)        110,034
  Long-term debt...........................          --      192,000                       192,000
  Other....................................      37,595      125,538                       163,133
                                             ----------    ---------     ---------       ----------
          Total liabilities................      97,852      526,888      (159,573)        465,167
Stockholders' equity
  Preferred stock -- Pro forma $5.00 par
     value; 5,000 shares authorized; 2,875
     shares issued of $5.50 convertible....          --                     14,375(C)       14,375
  Common stock -- $0.01 par value; 250,000
     shares authorized; 104,875 shares
     issued................................       1,049                                      1,049
  Treasury stock -- Pro forma 8,650
     shares................................          --                    (76,206)(D)     (76,206)
  Capital in excess of par value...........     206,260                                    206,260
  Retained earnings........................     716,709     (202,775)      (14,375)(C)     575,765
                                                                            76,206(D)
                                             ----------    ---------     ---------       ----------
          Total stockholders' equity.......     924,018     (202,775)           --         721,243
                                             ----------    ---------     ---------       ----------
          Total liabilities and
            stockholders' equity...........  $1,021,870    $ 324,113     $(159,573)      $1,186,410
                                             ==========    =========     =========       ==========

---------------

(A) Reflects the transfer at historical cost of NMC's combined assets and liabilities excluding its interest in the Company at December 31, 1993.

(B) Eliminates intercompany advances between the Company and NMC.

(C) Reflects the issuance at par value of 2,875 shares of the Company's $5.50 convertible preferred stock, $5.00 per share par value, to NMC.

(D) Reflects the transfer at a net book value of $8.81 per share at December 31, 1993 of 8,650 shares of the Company's common stock from NMC to the Company. The number of shares to be transferred was determined by taking the average closing market price of the Company's common stock ten trading days before the public announcement of the transaction and dividing it into the agreed to value of the Company's common stock of $374 million.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

(3) INVENTORIES

                                                                        AT DECEMBER 31,
                                                                    -----------------------
                                                                      1994           1993
                                                                    --------       --------
                                                                        (IN THOUSANDS)
    Current:
      Ore and in-process inventories............................    $ 62,196       $ 55,761
      Precious metals...........................................      34,536         37,486
      Materials and supplies....................................      31,533         25,644
      Other.....................................................       2,666             --
                                                                    --------       --------
                                                                    $130,931       $118,891
                                                                    ========       ========
    Non-current:
      Ore-in-stockpiles (included in other assets)..............    $ 33,051       $ 16,400
                                                                    ========       ========

(4) PROPERTY, PLANT AND MINE DEVELOPMENT

                                                                       AT DECEMBER 31,
                                                                  -------------------------
                                                                     1994           1993
                                                                  ----------     ----------
                                                                       (IN THOUSANDS)
    Land and mining claims......................................  $   70,884     $   31,251
    Buildings and equipment.....................................   1,212,738        764,042
    Mine development............................................     231,468        156,615
    Construction-in-progress....................................     145,608        213,573
                                                                  ----------     ----------
                                                                   1,660,698      1,165,481
    Accumulated depreciation, depletion and amortization........    (603,350)      (498,774)
    Capitalized mining costs....................................      61,938         28,753
                                                                  ----------     ----------
                                                                  $1,119,286     $  695,460
                                                                  ==========     ==========

(5) OTHER ACCRUED LIABILITIES

                                                                        AT DECEMBER 31,
                                                                    -----------------------
                                                                      1994           1993
                                                                    --------        -------
                                                                        (IN THOUSANDS)
    Plant and equipment.........................................    $ 33,819        $20,340
    Payroll and related benefits................................      17,006         13,382
    Reclamation and remediation.................................      15,900             --
    Royalties...................................................       4,912          5,170
    Other.......................................................      33,116          6,303
                                                                    --------        -------
                                                                    $104,753        $45,195
                                                                    ========        =======

(6) INCOME TAXES

     SFAS 109 requires that, effective January 1, 1993, the Company account for income taxes under the liability method, rather than the deferred method required previously under APB 11. The cumulative effect of this change in accounting for income taxes was to increase the Company's 1993 earnings $2.7 million, or $0.02 per share, attributable to fiscal years prior to 1993.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     Under SFAS 109, the Company must establish deferred income tax liabilities and deferred income tax assets when temporary differences arise between the financial reporting basis and the income tax basis of the Company's liabilities and assets, as measured by the statutory rates in effect as enacted.

     The Company's deferred income tax assets include certain future tax benefits such as net operating losses or tax credit carryforwards. The Company must record a valuation allowance against any portion of those deferred income tax assets which it believes it will more likely than not fail to realize.

     As discussed in Note 2, effective January 1, 1994, the Company acquired essentially all of the assets and assumed essentially all of the liabilities of NMC. The Company's deferred income tax liabilities and assets at December 31, 1994, reflect the impact of this transaction. Worldwide components of the Company's resulting deferred income tax (liabilities) and assets are as follows (in thousands):

                                                                        AT DECEMBER 31,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
    Deferred tax liabilities:
      Accelerated tax depreciation.................................  $(45,165)    $(40,194)
      Capitalized interest.........................................    (9,892)          --
      Mine development costs.......................................    (8,444)     (11,738)
      Depletion of the cost of land and mining claims..............    (3,589)      (3,266)
      Other........................................................      (722)        (283)
                                                                     --------     --------
              Gross deferred tax liabilities.......................   (67,812)     (55,481)
                                                                     --------     --------
    Deferred tax assets:
      Investment in subsidiaries and affiliates not consolidated
         for tax purposes..........................................    47,603           --
      Exploration costs............................................    19,956        6,476
      Alternative minimum tax credit carryforward..................    19,616       46,103
      Reclamation costs............................................    11,353        5,300
      Retiree benefit costs........................................     8,857        2,800
      Gain on interest rate hedges.................................     3,798           --
      Relocation/reorganization costs..............................     3,407        1,191
      Capitalized inventory costs..................................     3,270        6,471
      Other........................................................     2,147           --
                                                                     --------     --------
              Gross deferred tax assets............................   120,007       68,341
                                                                     --------     --------
      Valuation allowance for deferred tax assets..................    (8,857)      (2,800)
                                                                     --------     --------
    Net deferred tax asset.........................................  $ 43,338     $ 10,060
                                                                     ========     ========

     Based upon its estimate of future operations and tax planning strategies, the Company believes that it more likely than not will utilize $111.2 million of the $120.0 million of gross deferred tax assets at December 31, 1994, reflecting a valuation allowance of $8.8 million and a net increase of $6.1 million from December 31, 1993's valuation allowance.

     The Company gives no outright assurance that it will generate sufficient taxable income to fully realize the $111.2 million of gross deferred tax assets at December 31, 1994. Rather the Company's future levels of taxable income will depend, in part, upon gold prices, general economic conditions and other factors beyond the Company's control.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     The Company's pre-tax financial statement income (loss) before the cumulative effect of changes in accounting principles consists of (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
    Domestic...........................................  $ 68,880     $142,508     $110,826
    Foreign............................................   (14,820)          --           --
                                                         --------     --------     --------
                                                         $ 54,060     $142,508     $110,826
                                                         ========     ========     ========

     The Company's provisions (benefits) for income taxes before the cumulative effect of changes in accounting principles consist of (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            1994         1993        1992
                                                          --------     --------     -------
                                                                                     (APB
                                                               (SFAS 109)             11)
                                                          ---------------------     -------
    Current:
      Domestic..........................................  $  3,660     $ 41,495     $28,377
      Foreign...........................................       586           --          --
                                                          --------     --------     -------
                                                             4,246       41,495      28,377
                                                          --------     --------     -------
    Deferred:
      Domestic..........................................   (33,580)     (13,482)     (4,965)
      Foreign...........................................        --           --          --
      Adjustment in net deferred tax liabilities for
         change in tax rates............................        --        1,379          --
                                                          --------     --------     -------
                                                           (33,580)     (12,103)     (4,965)
                                                          --------     --------     -------
                                                          $(29,334)    $ 29,392     $23,412
                                                          ========     ========     =======

     In accordance with APB 11, the Company's deferred income tax benefits for 1992, before the cumulative effect of a change in accounting principle, consisted of (in thousands):

                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                                  1992
                                                                              ------------
    Accelerated tax depreciation............................................    $ (1,468)
    Mine development and exploration costs..................................      (2,197)
    Capitalized inventory costs.............................................        (600)
    Other...................................................................        (700)
                                                                                --------
                                                                                $ (4,965)
                                                                                ========

     On August 10, 1993, President Clinton signed into law the Revenue Reconciliation Act of 1993, raising the U.S. federal corporate income tax rate from 34% to 35% (retroactive to January 1, 1993). The Company's resulting provisions (benefits) for income taxes before the cumulative effect of changes in accounting

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
principles differ from the amounts computed by applying the U.S. corporate income tax statutory rate for the following reasons (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
                                                              (SFAS 109)           (APB 11)
                                                         ---------------------     --------
    U.S. corporate income tax at statutory rate........  $ 18,921     $ 49,878     $ 37,681
    Percentage depletion...............................   (27,437)     (22,118)     (14,463)
    Resolution of tax issues associated with prior
      years............................................   (16,250)          --           --
    Foreign tax credits................................    (4,421)          --           --
    Non-taxable portion of dividends received from
      domestic corporations............................      (564)          --           --
    Other..............................................       417        1,632          194
                                                         --------     --------     --------
                                                         $(29,334)    $ 29,392     $ 23,412
                                                         ========     ========     ========

     The Company's prepaid income taxes were $9.1 million and $5.7 million at December 31, 1994 and 1993, respectively. The Company's other long-term liabilities included $23.7 million and $7.2 million of taxes payable at December 31, 1994 and 1993, respectively.

(7) DEBT

LONG-TERM DEBT

     Long-term debt obligations of the Company were as follows (in thousands):

                                                                        AT DECEMBER 31, 1994
                                                                        --------------------
    Sale-leaseback of refractory ore treatment plant..................        $349,134
    8 5/8% notes......................................................         150,000
    Medium-term notes.................................................          42,000
    Project financing.................................................          52,500
                                                                              --------
                                                                              $593,634
                                                                              ========

     No long-term debt was outstanding at December 31, 1993. Long-term indebtedness was assumed by the Company in 1994 as a result of the transaction with NMC discussed in Note 2. Scheduled minimum long-term debt repayments are zero in 1995, $14.0 million in 1996, $19.3 million in 1997, $25.0 million in 1998 and $17.9 million in 1999. Actual payments may be greater due to actual operating cash flows realized.

  Sale-leaseback of the Refractory Ore Treatment Plant

     In September 1994, the Company entered into a sale and leaseback agreement for its refractory ore treatment plant located in Carlin, Nevada for $349.1 million. The transaction has been accounted for as debt for financial statement purposes, with the cost of the refractory ore treatment plant recognized as an asset and depreciated. The lease is for 21 years and the aggregate future minimum lease payments, which include interest, as of December 31, 1994 were $667.9 million. These payments begin in January 1996 and are $29.7 million annually in 1996 through 1999. Principal payments are included in these amounts beginning in 1998. The lease has purchase options during and at the end of the lease at predetermined prices.

     In connection with this transaction, the Company entered into certain interest rate contracts to hedge the interest cost of the financing. These contracts were settled for a gain of $11.0 million which will be recognized as a reduction of interest expense over the term of the lease. As a result of this gain, the effective interest rate is 6.15%.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

  8 5/8% Notes

     Unsecured notes with a principal amount of $150.0 million due April 1, 2002 and bearing an annual interest rate of 8 5/8% were outstanding at December 31, 1994. Interest is payable semi-annually in April and October and the notes are not redeemable prior to maturity. Using interest rates prevailing on similar instruments at December 31, 1994, this debt is estimated to have a fair value of $151.5 million.

  Medium-term Notes

     Notes totalling $42.0 million with a weighted average interest rate of 7.7%, maturing on various dates ranging from mid-1999 to late 2004, were outstanding as of December 31, 1994. Using interest rates prevailing on similar instruments at December 31, 1994, this debt is estimated to have a fair value of $40.4 million.

  Project Financing Facility

     The Company, through a wholly-owned subsidiary, is a 50% participant in the Zarafshan-Newmont Joint Venture ("Zarafshan-Newmont") in the Republic of Uzbekistan. The other 50% participants are two entities of the Uzbekistan government. Zarafshan-Newmont was established to construct and operate a leaching facility to produce gold from low-grade ore previously mined and stockpiled at the Muruntau Mine in the Republic of Uzbekistan.

     Zarafshan-Newmont has secured $105.0 million of project financing from a consortium of banks. The loan is payable out of the proceeds of the project, beginning the earlier of three months after the first interest payment date after project completion tests are satisfied or July 20, 1996, in semi-annual installments over three years. The average interest rate on the loan is 2.25 percentage points over the three month London Interbank Offered Rate prior to satisfaction of project completion tests and 3.75 percentage points over the three month London Interbank Offered Rate after satisfaction of project completion tests. The weighted average interest rate for 1994 was 6.9% and the interest rate at December 31, 1994 was 7.8%. The full amount under the facility had been drawn down as of December 31, 1994. The Company expects that the facility will be amended to allow Zarafshan-Newmont to draw down an additional $30 million under the facility in 1995.

     The Company has guaranteed one-half of the payment of any amounts due under such loan until the requirements of the project completion tests have been satisfied, at which time the loan will become non-recourse debt. Such completion tests must be satisfied no later than October 1996. The Company has obtained political risk insurance coverage for its investment and loan guarantee.

  Revolving Credit Facility

     The Company has a $400.0 million revolving credit facility with a consortium of banks. The facility expires in April 1998. No amounts were outstanding under the facility as of December 31, 1994. Interest rates are variable and adjust subject to changes in the Company's long-term debt ratings and to usage of the facility in terms of borrowings as a percentage of commitments. Currently, the Company's interest rate is the lenders' base rate plus 0.25%. The Company has the option to fix the rate for up to six months. There is an annual facility fee which will also adjust subject to the Company's debt ratings. This fee is presently 0.15% of the lenders' total commitment.

     The revolving credit facility contains certain covenants that limit consolidated indebtedness, as defined, to 67% of total capitalization; require minimum net worth, as defined, of $250.0 million in 1994, which then increases $25.0 million annually through 1997; and require an interest coverage ratio, as defined, of not less than 2.5 to 1.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

SHORT-TERM DEBT

     All short-term debt at December 31, 1994 consisted of bank debt. The Company currently has unsecured demand bank lines of credit aggregating $16.0 million, of which $15.7 million was outstanding at December 31, 1994. These facilities bear interest at customary short-term rates for borrowers with similar credit ratings. The interest rate on this short-term debt had a weighted average of 6.5% in 1994 and was 8.5% at December 31, 1994.

CAPITALIZED INTEREST

     Capitalized interest was $19.7 million in 1994. No interest was capitalized in 1993 or 1992.

(8) RELATED PARTY TRANSACTIONS

     Prior to the transaction discussed in Note 2, which was effective January 1, 1994, the Company engaged in various transactions with NMC and other companies then affiliated with NMC in the ordinary course of its business. Such transactions included, among other things, advances or borrowings.

     Prior to January 1, 1994, the Company and NMC were parties to a management services agreement whereby the Company agreed to provide NMC general executive, administrative and other services. Pursuant to this agreement, the Company charged NMC $21.8 million and $19.6 million in 1993 and 1992, respectively.

     Advances to parent at December 31, 1993 reflect NMC effectively investing the Company's cash in less than 90 day money market instruments. The Company was credited with the average rate of earnings NMC received on its invested funds. During 1993 and 1992, the Company was credited with interest at average rates of 2.9% and 3.3%, respectively. As the advances earned market interest investment rates, the Company estimated that the recorded amounts approximated fair value at December 31, 1993 and 1992.

     Exploration, mine development and metallurgical research costs incurred for and charged to the Company by a company which was an affiliate of NMC prior to January 1, 1994, amounted to $19.4 million and $21.6 million in 1993 and 1992, respectively.

(9) STOCKHOLDERS' EQUITY

PREFERRED STOCK

     Effective January 1, 1994, as a result of the transaction discussed in Note 2, the Company issued to NMC 2.875 million shares of $5.00 par value Convertible Preferred Stock at a value of $100 per share.

     The $5.50 annual dividend per share is cumulative from January 1, 1994 and is payable quarterly commencing June 15, 1994. The shares are convertible at any time at the option of the holder into shares of common stock of the Company at a conversion price of $36.395 for each share of common stock, subject to certain adjustments. The Convertible Preferred Stock is not redeemable prior to November 15, 1995. On and after such date it is redeemable, in whole or in part, at the option of the Company, at a beginning redemption price of $103.85 per share. Such redemption price then declines $0.55 per share annually until it reaches $100 per share on November 15, 2002, which is also the liquidation preference per share. The Convertible Preferred Stock, except in limited circumstances, does not have voting rights.

     As discussed in Note 2, the terms of the Preferred Stock mirror the NMC Preferred Stock. Through the Preferred Stock, the Company facilitates compliance by NMC with its continuing obligations under the NMC Preferred Stock. Dividends paid by the Company to NMC on account of the Preferred Stock are in turn paid by NMC to the holders of the NMC Preferred Stock. The Company will only exercise its redemption right under the Preferred Stock if and to the extent the corresponding right is exercised by NMC. In addition, NMC intends to convert its shares of the Company's Preferred Stock only if and to the extent the NMC

8
                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Preferred Stock is converted. This will insure that the number of outstanding shares of the Company's Common Stock held by NMC will equal the number of outstanding shares of NMC Common Stock.

(10) STOCK OPTIONS

     As part of the transaction with NMC discussed in Note 2, the Company issued options to NMC to purchase shares of the Company's Common Stock. The Company issued options in the same number and with the same exercise prices as all of the NMC options (the "NMC Options") then outstanding. Additional options have been and will continue to be issued by the Company to NMC to match the terms of additional NMC Options granted. NMC has exercised and will continue to exercise the stock options issued to it by the Company if and to the extent the corresponding NMC stock options have been or will be exercised.

     Substantially all of the NMC Options have been granted to participants under NMC's 1982 Key Employees Stock Option Plan, 1987 Key Employees Stock Option Plan and 1992 Key Employees Stock Plan (collectively, the "plans"). NMC continues to grant NMC Options to eligible participants under its 1987 Key Employees Stock Option Plan and 1992 Key Employees Stock Plan.

     Under NMC's stock option plans, NMC Options to purchase shares of NMC are granted to key employees at the fair market value of such shares on the date of grant. NMC Options under these plans are subject to certain restrictions, generally vest over a two year period and are exercisable over a period not exceeding ten years. At December 31, 1994, 996,053 shares were available for future grants under NMC's stock option plans.

     In 1994, 1993 and 1992, certain key executives were granted NMC Options that, although the exercise price is generally equal to the fair market value on the date of grant, cannot be exercised when vested until the market price of NMC's common stock is a defined amount above the option exercise price. In addition, the same executives were granted NMC Options in 1994, 1993 and 1992 whose exercise prices are in excess of the fair market value on the date of grant. Generally, these key executive NMC Options vest over a period of one to five years and are exercisable over a ten year period. At December 31, 1994, 846,909 of these NMC Options were outstanding.

     The following table summarizes annual stock option activity for the year ended December 31, 1994:

                                                                 NUMBER        OPTION PRICE
                                                                OF SHARES        PER SHARE
                                                                ---------     ---------------
    Outstanding at beginning of year..........................         --     $    -- -    --
    Issued....................................................  2,486,117     $ 27.20 - 56.09
    Exercised.................................................   (229,831)    $ 27.20 - 38.97
    Canceled..................................................    (78,740)    $ 29.17 - 45.83
                                                                ---------
    Outstanding at end of year................................  2,177,546     $ 27.20 - 56.09
                                                                =========

     At December 31, 1994, 1,007,998 options were exercisable.

(11) EMPLOYEE BENEFIT PLANS

PENSION BENEFITS

     Prior to January 1, 1994, the Company had one qualified non-contributory defined benefit pension plan which covered substantially all hourly employees. As a result of the transaction with NMC discussed in Note 2, the Company now has two qualified non-contributory defined benefit pension plans, one which covers salaried employees and the other which covers substantially all hourly employees. In addition, as a result of the transaction with NMC discussed in
Note 2, the Company has a non-qualified supplemental pension plan for salaried employees whose benefits under the qualified plan are limited by federal legislation. The vesting

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
period is five years of service for each plan. The plans' benefit formulas are based on an employee's years of credited service and either such employee's last five years average pay (salaried plan) or a flat dollar amount (hourly plan).

     Pension costs are determined annually by independent actuaries and pension contributions to the qualified plans are made based on funding standards established under the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company maintains a trust for the purpose of funding the supplemental pension plan as well as death benefits for officers of the Company. This trust is funded at the discretion of the Company and had a balance of $1.9 million (which approximated market) at December 31, 1994. Although the trust's assets can be used to pay benefits for the supplemental pension plan, they cannot be used in determining the net pension liability for the supplemental pension plan. The qualified plans' assets consist of stocks, bonds and cash.

     The components of pension expense, in the aggregate, consist of (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                               ---------------------------
                                                                1994       1993      1992
                                                               -------     -----     -----
    Service cost.............................................  $ 3,070     $ 589     $ 529
    Interest cost on projected benefit obligation............    4,633       323       260
    Return on assets.........................................   (5,370)     (340)     (323)
    Amortization of unrecognized prior service cost and net
      accumulated losses less amortization of net transition
      asset..................................................      211         6         6
                                                               -------     -----     -----
    Pension expense..........................................  $ 2,544     $ 578     $ 472
                                                               =======     =====     =====

     The following tables set forth the funded status of the Company's pension plans and the amounts recognized in the Company's consolidated balance sheets at December 31, 1994 and 1993, respectively (in thousands):

                                                                AT DECEMBER 31, 1994
                                                        -------------------------------------
                                                         SALARY      HOURLY      SUPPLEMENTAL
                                                        PENSION      PENSION       PENSION
                                                          PLAN        PLAN           PLAN
                                                        --------     -------     ------------
    Actuarial present value of benefit obligations:
      Accumulated benefit obligation --
         Vested benefits..............................  $(46,831)    $(4,094)      $   (945)
         Non-vested benefits..........................    (1,650)     (1,167)           (26)
                                                        --------     -------       --------
                                                         (48,481)     (5,261)          (971)
      Effect of future salary increases...............    (3,399)         --            (10)
                                                        --------     -------       --------
    Projected benefit obligation......................   (51,880)     (5,261)          (981)
    Plan assets at fair value.........................    60,221       5,044             --
                                                        --------     -------       --------
    Plan assets greater (less) than
      projected benefit obligation....................     8,341        (217)          (981)
    Unrecognized prior service cost...................      (590)        141            610
    Unrecognized net (gain) loss......................    (2,558)       (419)         4,285
    Unrecognized net transition (asset) liability.....    (2,680)        (78)         2,715
    Adjustment required to recognize minimum
      liability.......................................        --          --         (7,600)
                                                        --------     -------       --------
    Net pension asset (liability).....................  $  2,513     $  (573)      $   (971)
                                                        ========     =======       ========

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

                                                                        AT DECEMBER 31, 1993
                                                                        --------------------
                                                                               HOURLY
                                                                              PENSION
                                                                                PLAN
                                                                        --------------------
    Actuarial present value of benefit obligations:
      Accumulated benefit obligation --
         Vested benefits................................................       $ (3,577)
         Non-vested benefits............................................         (1,670)
                                                                               --------
    Accumulated and projected benefit obligation........................         (5,247)
    Plan assets at fair value...........................................          4,570
                                                                               --------
    Plan assets less than projected benefit obligation..................           (677)
    Unrecognized prior service cost.....................................            153
    Unrecognized net loss...............................................            221
    Unrecognized net transition asset...................................            (84)
                                                                               --------
    Net pension liability...............................................       $   (387)
                                                                               ========

     In accordance with the provisions of Statement of Financial Accounting Standards No. 87, an adjustment was required to reflect a minimum liability for the supplemental pension plan in 1994. Such adjustment resulted in recording an intangible asset and, to the extent the minimum liability adjustment exceeded the unrecognized net transition liability, a reduction of $2.8 million in stockholders' equity, which was net of related deferred income tax benefits for 1994.

     In measuring the projected benefit obligation for the plans, the following actuarial assumptions were used:


                                                                          AT DECEMBER 31,
                                                                           -------------
                                                                           1994     1993
                                                                           ----     ----
    Weighted average discount rate.......................................  8.5%     7.5%
    Rate of increase in future compensation (applicable only to salaried
      plans).............................................................  4.0%      N/A

     The weighted average expected long-term rate of return on plan assets was assumed to be 8.25% for 1994, 8.25% for 1993 and 9.25% for 1992.

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

     The defined medical benefits cover most of the reasonable and customary charges for hospital, surgical, diagnostic and physician services and prescription drugs. Life insurance benefits are based on a percentage of final base annual salary and decline over time after retirement commences.

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

     The actuarially-determined accumulated postretirement benefit obligation ("APBO") calculated in accordance with SFAS 106 at January 1, 1992 was $7.2 million. The Company expensed $6.4 million of this amount as a cumulative effect of a change in accounting principle. The remainder of approximately $0.8

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
million was charged to NMC pursuant to the then effective management services agreement with NMC. Effective January 1, 1994 with the transaction discussed in
Note 2, NMC's actuarially-determined APBO of $11.6 million was transferred to the Company.

     The components of expense for postretirement benefits other than pensions for 1994, 1993 and 1992 are shown in the table below (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                               ----------------------------
                                                                1994       1993       1992
                                                               ------     ------     ------
    Service cost.............................................  $1,846     $1,279     $1,146
    Interest cost............................................   1,642        705        560
                                                               ------     ------     ------
    Expense for postretirement benefits other than
      pensions...............................................  $3,488     $1,984     $1,706
                                                               ======     ======     ======

     The Company charged NMC $0.2 million in 1993 and 1992 for NMC's share of these costs in accordance with the provisions of the then effective management services agreement.

     The following table sets forth the components of the liability for the Company's plans for postretirement benefits other than pensions recognized in its balance sheet (in thousands):

                                                                         AT DECEMBER 31,
                                                                       -------------------
                                                                        1994        1993
                                                                       -------     -------
    Actuarial present value of accumulated benefit obligation:
      Retirees.......................................................  $10,296     $ 1,182
      Other fully eligible plan participants.........................    1,556       1,570
      Other active plan participants.................................    9,659       8,738
                                                                       -------     -------
         Total APBO..................................................   21,511      11,490
      Unrecognized net gain (loss)...................................    4,072        (622)
                                                                       -------     -------
    Accrued liability for postretirement benefits other than
      pensions.......................................................  $25,583     $10,868
                                                                       =======     =======

     At December 31, 1994, $3.0 million of assets, which were transferred in the transaction with NMC discussed in Note 2, with market values of approximately the same amounts, were designated in a trust to pay postretirement benefits other than pensions. Since these assets could be used to pay other employee benefits, they cannot be used for the postretirement benefit calculations. The Company has no formal policy for funding postretirement benefit obligations.

     Weighted average discount rates of 8.5% and 7.5% were used in calculating the APBO at December 31, 1994 and 1993, respectively. The assumed health care cost trend rates to measure the expected cost of benefits at December 31, 1994 start at a 10% annual increase for coverage before the age of 65 and a 9% annual increase for coverage after the age of 64. These rates were assumed to decrease one percentage point each year until a 6% annual rate of increase was reached, at which point a 6% annual rate of increase was assumed thereafter. The effect of a one percentage point annual increase in the assumed cost trend rates would increase the aggregate of service and interest costs and the APBO for 1994 by approximately 22%.

SAVINGS PLAN

     The Company has two qualified defined contribution savings plans, one which covers salaried employees and the other which covers substantially all hourly employees. In addition, the Company has a non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     After six months or one year of service for the salaried and hourly plans, respectively, the Company generally matches 100% of employee contributions of up to 6% and 4% of base salary for the salaried and hourly plans, respectively.

     The Company's matching contributions to such plans were $3.3 million, $2.0 million and $1.9 million in 1994, 1993 and 1992, respectively.

(12) OTHER EXPENSES

     The Company is involved in several matters concerning environmental obligations primarily associated with former mining activities, as discussed in
Note 15. Included in other expenses for the year ended December 31, 1994 is a charge of $36.1 million related to these matters.

     Costs related to the transaction with NMC discussed in Note 2 of $0.6 million and $3.5 million were expensed in 1994 and 1993, respectively. Also during 1994, the Company incurred $4.1 million of costs associated with defeating a referendum placed on the Oregon ballot which would have effectively prevented open pit mining.

     The Company expensed $0.7 million, $0.5 million and $3.8 million in 1994, 1993 and 1992, respectively, when it wrote down the carrying value of certain assets.

(13) MAJOR CUSTOMERS AND EXPORT SALES

     The Company is not economically dependent on a limited number of customers for the sale of its product, primarily gold, because gold commodity markets are well-established worldwide. During 1994, there were three customers which accounted for $125.2 million, $99.6 million and $88.5 million of total sales, each of which represented more than 10% of total sales and together accounted for 52% of annual sales. In 1993, sales to three such major customers accounted for $104.9 million, $97.3 million and $78.3 million, or 47% of total sales. In 1992, sales to two such major customers accounted for $124.9 million and $65.2 million, or 35% of total sales.

     Export sales were $497.2 million, $269.1 million and $242.5 million for 1994, 1993 and 1992, respectively.

(14) SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash provided by operating activities includes the following cash payments (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1994        1993        1992
                                                            -------     -------     -------
    Income taxes..........................................  $22,202     $42,511     $32,279
    Interest, net of amounts capitalized..................  $ 6,975     $    --     $    --

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     Excluded from the statements of consolidated cash flows are the effects of certain non-cash transactions. The following reflects the adjustments made to the Company's balance sheet effective as of January 1, 1994 for the transaction with NMC discussed in Note 2 (in thousands):

    Assets
      Cash and cash equivalents..............................................  $  69,361
      Short-term investments.................................................     18,709
      Advances to parent.....................................................   (159,573)
      Inventories............................................................      3,355
      Other..................................................................      2,311
                                                                               ---------
         Current assets......................................................    (65,837)
      Property, plant and mine development, net..............................     99,070
      Other..................................................................    131,307
                                                                               ---------
              Total assets...................................................  $ 164,540
                                                                               =========
    Liabilities
      Short-term debt........................................................  $  15,739
      Accounts payable.......................................................      2,876
      Accrued income taxes...................................................      2,143
      Other accrued liabilities..............................................     29,019
                                                                               ---------
         Current liabilities.................................................     49,777
      Long-term debt.........................................................    192,000
      Reclamation liabilities................................................     55,952
      Other long-term liabilities............................................     69,586
                                                                               ---------
              Total liabilities..............................................    367,315
    Stockholders' Equity
      Preferred stock........................................................     14,375
      Retained earnings......................................................   (140,944)
      Treasury stock.........................................................    (76,206)
                                                                               ---------
              Total stockholders' equity.....................................   (202,775)
                                                                               ---------
              Total liabilities and stockholders' equity.....................  $ 164,540
                                                                               =========

     Other non-cash transactions include the recognition in 1994 of an income tax benefit of $16.2 million resulting from the resolution of certain tax issues associated with prior years and in 1992 the exchange of $10.6 million of employee housing property for $7.7 million of notes receivable and $2.9 million in cash.

(15) COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL OBLIGATIONS

     The Company's mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations. The Company cannot predict such future expenditures.

     As a result of the transaction with NMC discussed in Note 2, the Company assumed several environmental obligations primarily associated with former mining activities. Based upon the Company's best estimate of its liability for these matters, $64.3 million was accrued at December 31, 1994, excluding $18.4

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
million also accrued for reclamation costs relating to currently producing mineral properties. The amounts are included in reclamation liabilities and other current liabilities. The $64.3 million at December 31, 1994 includes charges of $16.1 million taken in 1994 as a result of the Company revising its estimate of the costs associated with these matters. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 65% greater or 15% lower than the amount accrued at December 31, 1994.

     A discussion of the environmental obligations and related insurance receivables associated with former mining activities as of December 31, 1994 follows.

  Idarado Mining Company ("Idarado") -- 80.1% owned

     In July 1992, NMC and Idarado signed a consent decree with the State of Colorado ("State") which was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally referred to as the "Superfund Act." Idarado settled natural resources damages, past and future response costs and provided habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified remediation work related to its former mining activities in the Telluride/Ouray area of Colorado. The Company's best estimate of the cost of this work is included in the gross liability, as previously discussed. If the remediation work does not meet certain measurement criteria specified in the consent decree, the State and court reserve the right to require Idarado to perform other remediation work. Idarado and the Company have obtained a $16.3 million letter of credit to secure their obligations under the consent decree.

  Resurrection Mining Company ("Resurrection") -- 100% owned

     In 1983, the State of Colorado filed a lawsuit under the Superfund Act which involves a joint venture mining operation near Leadville, Colorado in which Resurrection is a joint venturer. This action was subsequently consolidated with a lawsuit filed by the U. S. Environmental Protection Agency ("EPA") in 1986. The EPA is taking the lead role on cleanup issues. The proceedings sought to compel the defendants to remediate the impacts of pre-existing mining activities which the government agencies claim are causing substantial environmental problems in the area. The mining operations of the joint venture are operated by ASARCO, the other joint venturer. The lawsuits have named NMC, Resurrection, the joint venture and ASARCO defendants in the proceedings. They are also proceeding against other companies with interests in the area.

     The EPA divided the remedial work into two phases. Phase I addresses a drainage and access tunnel owned by the joint venture -- the Yak Tunnel. Phase II addresses the remainder of the site.

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

     Although the ultimate amount of Resurrection's and the Company's share of such costs for Phase I and Phase II cannot be presently determined, the Company's best estimate of its potential exposure for these costs is included in the gross liability for these matters, as previously discussed.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

  Dawn Mining Company ("Dawn") -- 51% owned

     Dawn leased a currently inactive open-pit uranium mine on the Spokane Indian Reservation in the State of Washington. The mine is subject to regulation by agencies of the U. S. Department of Interior, the Bureau of Indian Affairs and the Bureau of Land Management, as well as the EPA. Dawn also owns a nearby uranium millsite facility.

     In 1991, Dawn's lease was formally terminated. As a result, Dawn was required to file a formal reclamation plan. Dawn does not have sufficient funds to pay for such a reclamation plan or to pay for the closure of its mill. The Company's best estimate for the future costs related to these matters is included in the gross liability for environmental matters, as previously discussed. Dawn has developed and has received a license for a mill closure plan which could potentially generate the necessary funds to reclaim the mine and the mill. The plan, however, is currently being challenged administratively by third parties.

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

  Insurance Receivables

     Included in accounts receivable at December 31, 1994 was a net $16.7 million attributable to insurance carriers for both a portion of the costs previously expended and for estimated future costs associated with environmental obligations covered by insurance policies associated with former mining activities. The amount is net of a $20.0 million valuation allowance established in 1994.

     Prior to 1993, three of the insurance companies commenced actions against the Company seeking judgments that they had no liability. In the fall of 1993, the Company instituted a comprehensive lawsuit against its carriers. In addition, in 1993, the Company designated new lead counsel for all the insurance recovery actions.

     Based on the views of prior lead counsel, the Company had believed that significant progress in certain settlement discussions would have been achieved by mid-summer 1994, but that expectation was not realized. The absence of such anticipated progress in settlement discussions, as well as the Company's discussions with new lead counsel for the insurance recovery actions regarding its review of such actions, caused the Company in the second quarter of 1994 to provide a $20.0 million valuation allowance on its insurance receivables resulting in the net balance outstanding at December 31, 1994. Subsequent to December 31, 1994, settlement in the insurance litigation was reached enabling the Company to realize the December 31, 1994 receivable. Settlement discussions continue with respect to some of the litigation. The Company will continue to vigorously pursue recovery in the remaining litigation and believes that it is reasonably possible that additional amounts will be recovered.

CLASS ACTION COMPLAINT

     In March 1995, a class action complaint was filed against NMC and others in which the plaintiffs allege exposure to certain allegedly radioactive or otherwise hazardous waste materials produced at a ferroalloy production plant in Guernsey County, Ohio. This plant was owned until 1987 by Foote Mineral Company, a former subsidiary of NMC. The complaint seeks $500 million of compensatory damages jointly and severally against all defendants, $63 million in punitive damages against NMC, the recovery of response costs and the establishment of a medical monitoring fund under CERCLA. Injunctive relief requiring defendants to remove the allegedly hazardous materials from the property of the plaintiffs is also requested.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     The Company is investigating this recently filed action and intends to vigorously contest all alleged liability in this matter.

GUARANTEE OF THIRD PARTY INDEBTEDNESS

     As a result of the transaction with NMC discussed in Note 2, the Company assumed NMC's guarantee of $35.7 million of Magma Copper Company's (a former NMC subsidiary) Pollution Control Revenue Bonds due 2009. It is expected the Company will be required to remain liable on this guarantee so long as the bonds relating thereto are outstanding.

GOLD PRICE HEDGING CONTRACTS

     In 1994, the Company entered into several hedging transactions that begin in January 1996 and continue through December 2000 for future production from its Indonesian property, Minahasa. These transactions consist of forward sales of 125,000 ounces per year at an average floor price of $454 per ounce, plus the Company will receive 40% of the difference in the market price above the forward sale price. The Company may enter into additional hedging transactions in the future. No production through 1994 had been hedged.

GUARANTEE OF PROJECT FINANCING INDEBTEDNESS

     The Company has a 38% interest in Minera Yanacocha S.A. ("Yanacocha"), a Peruvian gold operation which commenced operations in 1993. During 1994, Yanacocha secured project financing of $23.5 million from a consortium of banks. The Company agreed to guarantee approximately $8.9 million of this amount until the earlier of the repayment of all amounts due pursuant to the project financing or the satisfaction of a project completion test. Yanacocha expects that the project completion test will be satisfied in mid-1995.

OTHER COMMITMENTS AND CONTINGENCIES

     In December 1992, the Company entered an agreement with Barrick Goldstrike Mines, Inc. ("Barrick") which provides for Barrick to mine the Company's Post deposit which extends beyond the Company's property boundaries onto Barrick's property. The Company and Barrick share the costs so that each ounce of gold mined bears the same mining cost. The Company is obligated to pay Barrick for such costs as Barrick mines the deposit. In addition, the Company is obligated to share dewatering costs which are associated with the Post deposit. The Company incurred $39.0 million and $26.6 million of such mining and dewatering costs in 1994 and 1993, respectively, and expects to incur $50 million to $60 million annually for the next two years.

     The Company has minimum royalty obligations on one of its producing mines of 80,000 ounces of gold in 1995, 55,000 ounces of gold in 1996 and no more than 40,000 ounces of gold per year thereafter for the life of the mine. The amount to be paid to meet the royalty obligations is based upon a defined average market gold price. Any amounts paid due to the minimum royalty obligation not being met in any year are recoverable in future years when the minimum royalty obligation is exceeded. The Company expects the mine's production will meet the minimum royalty requirements.

     The Company is from time to time involved in various legal proceedings of a character normally incident to its business. It does not believe that adverse decisions in any pending or threatened proceedings or any amounts which it may be required to pay by reason thereof will have a material adverse effect on its financial condition or results of operations.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

(16) UNAUDITED SUPPLEMENTARY DATA

     The following is a summary of selected quarterly financial information (amounts in millions except per share amounts):

                                                                      1994
                                    ------------------------------------------------------------------------
                                                       THREE MONTHS ENDED
                                    --------------------------------------------------------     YEAR ENDED
                                    MARCH 31,    JUNE 30,      SEPTEMBER 30,    DECEMBER 31,    DECEMBER 31,
                                    ---------    --------      -------------    ------------    ------------
Sales.............................   $ 149.8      $139.3          $ 150.1          $158.2          $597.4
Gross profit(1)...................   $  43.9      $ 45.3          $  42.9          $ 47.8          $179.9
Net income........................   $  23.7      $ 18.9(2)       $  22.4          $ 18.2          $ 83.4
Preferred stock dividends.........   $   3.9      $  3.9          $   3.9          $  3.9          $ 15.8
Net income applicable to common
  stock...........................   $  19.8      $ 15.0(2)       $  18.5          $ 14.3          $ 67.6
Net income per common share.......   $  0.20      $ 0.16(2)       $  0.19          $ 0.15          $ 0.70
Weighted average shares
  outstanding.....................      96.6        96.4             96.5            96.5            96.5
Dividends declared per common
  share...........................   $  0.12      $ 0.12          $  0.12          $ 0.12          $ 0.48

                                                                      1993
                                    ------------------------------------------------------------------------
                                                       THREE MONTHS ENDED
                                    --------------------------------------------------------     YEAR ENDED
                                    MARCH 31,    JUNE 30,      SEPTEMBER 30,    DECEMBER 31,    DECEMBER 31,
                                    ---------    --------      -------------    ------------    ------------
Sales.............................   $ 127.9      $150.1          $ 169.9          $153.7          $601.6
Gross profit(1)...................   $  25.4      $ 41.4          $  55.9          $ 39.5          $162.2
Income before cumulative effect of
  change in accounting
  principal.......................   $  19.4      $ 28.1          $  41.7          $ 23.9          $113.1
Cumulative effect of change in
  accounting principle(3).........   $   2.7      $   --          $    --          $   --          $  2.7
Net income........................   $  22.1      $ 28.1          $  41.7          $ 23.9          $115.8
Income per common share:
  Income before cumulative effect
     of change in accounting
     principle....................   $  0.18      $ 0.27          $  0.40          $ 0.23          $ 1.08
  Cumulative effect of change in
     accounting principle(3)......   $  0.02      $   --          $    --          $   --          $ 0.02
  Net income per common share.....   $  0.20      $ 0.27          $  0.40          $ 0.23          $ 1.10
Weighted average shares
  outstanding.....................     104.9       104.9            104.9           104.9           104.9
Dividends declared per common
  share...........................   $    --      $   --          $    --          $ 0.05          $ 0.05

---------------

(1) Sales less costs applicable to sales and depreciation, depletion and amortization.

(2) Includes a $17.6 million after-tax charge related to environmental obligations associated with former mining activities and an income tax benefit of $16.2 million resulting from the resolution of certain tax issues associated with prior years, with a net effect charge of $0.01 per share.

(3) Cumulative effect of change in accounting for income taxes (see Note 6).

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

RATIO OF EARNINGS TO FIXED CHARGES

     As a result of the transaction with NMC discussed in Note 2, the Company's capital structure is essentially the same as NMC's. In that the Company's financial results had been fully consolidated into NMC's and the Company's capital structure is now essentially that of NMC's, management believes that NMC's historical consolidated ratio of earnings to fixed charges for the four years ended December 31, 1993 is more relevant than the Company's. They represent essentially what the Company's ratios would have been had it acquired NMC's assets and assumed its liabilities at the beginning of 1990. From 1990 to 1993, the Company had no significant fixed charges.

     The ratio of earnings to fixed charges for the Company was 1.7 for the year ended December 31, 1994. The ratio of earnings to fixed charges for NMC was 6.3, 6.5, 10.3, and 6.6 for the years ended December 31, 1993, 1992, 1991 and 1990, respectively. The Company guarantees certain third party debt which had total interest obligations of $1.0 million, $0.8 million, $3.3 million, $4.0 million and $4.5 million for the years ended December 31, 1994, 1993, 1992, 1991 and 1990, respectively. The Company and NMC have not been required to pay any of these amounts, nor does the Company expect to have to pay any amounts; therefore, such amounts have not been included in the ratio of earnings to fixed charges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with Arthur Andersen LLP, NGC's independent public accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning NGC's directors will be contained in NGC's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1995 annual meeting of stockholders and is incorporated herein by reference. Information concerning NGC's executive officers is set forth under Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning this item will be contained in NGC's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1995 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning this item will be contained in NGC's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1995 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning this item will be contained in NGC's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1995 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

        1. Financial Statements

                                                                                10-K
                                                                                PAGE
                                                                                ----
        Report of Independent Public Accountants..............................   25
        Statements of Consolidated Income.....................................   26
        Consolidated Balance Sheets...........................................   27
        Statements of Consolidated Changes in Stockholders' Equity............   28
        Statements of Consolidated Cash Flows.................................   29
        Notes to Consolidated Financial Statements............................   30

        2. Financial Statement Schedules

     All schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

        3. Exhibits

        3(a).         Restated Certificate of Incorporation dated May 2, 1986. Incorporated by reference to Exhibit 3 to registrant's Registration Statement on
                        Form S-1, Amendment No. 2 (No. 33-5565).
        3(b).         Certificate of Amendment of Certificate of Incorporation dated April
                        15, 1987. Incorporated by reference to Exhibit 3(b) to registrant's
                        Registration Statement on Form S-1, Amendment No. 1 (33-12686).
        3(c).         Certificate of Amendment of Certificate of Incorporation dated March
                        18, 1994. Incorporated by reference to Exhibit 3(c) to registrant's
                        Annual Report on Form 10-K for the year ended December 31, 1993.
        3(d).         By-Laws as amended through May 8, 1986. Incorporated by reference to
                        Exhibit 3 to registrant's Registration Statement on Form S-1,
                        Amendment No. 2 (No. 33-5565).
        4(a).         Pass Through Trust Agreement dated as of July 15, 1994 between registrant and The First National Bank of Chicago relating to the
                        Pass Through Certificates, Series 1994-A1. (The front cover of this
                        Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information)
                        Pass-Through Agreement between registrant and The First National Bank of Chicago relating to the Pass-Through Certificates, Series 1994-
                        A2.) Incorporated by reference to Exhibit 4.1 to registrant's
                        Quarterly Report on Form 10-Q for the quarter ended September 30,
                        1994.
        4(b).         Lease dated as of September 30, 1994 between registrant and Shawmut
                        Bank Connecticut, National Association relating to Trust No. 1 and a
                        75% undivided interest in registrant's refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and a substantially similar agreement (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.2 to registrant's
                        Quarterly Report on Form 10-Q for the quarter ended September 30,
                        1994.
        4(c).         Trust Indenture and Security Agreement dated as of July 15, 1994 between Shawmut Bank Connecticut, National Association and The First
                        National Bank of Chicago relating to Trust No. 1 and a 75% undivided interest in registrant's refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and a substantially similar agreement (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.)
                        Incorporated by reference to Exhibit 4.3 to registrant's Quarterly
                        Report on Form 10-Q for the quarter ended September 30, 1994.
        4(d).         In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the
                        Company are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of registrant. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.
        10(a).        Directors' Stock Award Plan.
        10(b).        Tax Sharing Agreement dated as of January 1, 1994 between registrant and NMC.

        10(c).        Letter Agreement dated December 15, 1993, between registrant and NMC.
                        Incorporated by reference to Exhibit A to registrant's Proxy
                        Statement dated February 16, 1994.
        10(d).        Agreement dated October 15, 1993, effective November 1, 1993, among registrant, NMC and Ronald C. Cambre. Incorporated by reference to
                        Exhibit 10 to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
        10(e).        Consultation Agreement dated as of October 31, 1993 among registrant,
                        NMC and Gordon R. Parker. Incorporated by reference to Exhibit 10(f)
                        of registrant's Annual Report or Form 10-K for the year ended
                        December 31, 1993.
        10(f).        Letter Agreement dated May 6, 1993 between registrant and Wayne W.
                        Murdy. Incorporated by reference to Exhibit 10 to registrant's
                        Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.
        11.           Statement re Computation of Per Share Earnings.
        12.           Statement re Computation of Ratio of Earnings to Fixed Charges.
        23.           Consent of Independent Public Accountants.
        24.           Power of Attorney.
        27.           Financial Data Schedules.

     (b) Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NEWMONT GOLD COMPANY

                                            By    /s/  TIMOTHY J. SCHMITT
                                             -----------------------------------
                                                     Timothy J. Schmitt
                                                Vice President, Secretary and
                                                  Assistant General Counsel
March 30, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                  SIGNATURE                                TITLE                     DATE
                  ---------                                -----                     ----
                      *                         Director
---------------------------------------------
             Rudolph I. J. Agnew
                      *                         Director
---------------------------------------------
                J. P. Bolduc
                      *                         Chairman, President and
---------------------------------------------     Chief Executive Officer
              Ronald C. Cambre                    and Director
                      *                         Director
---------------------------------------------
             Joseph P. Flannery
                      *                         Director
---------------------------------------------
              Thomas A. Holmes
                      *                         Director
---------------------------------------------
             Robin A. Plumbridge
                      *                         Director
---------------------------------------------
              Robert H. Quenon
                      *                         Director                           March 30, 1995
---------------------------------------------
              Moeen A. Qureshi
                      *                         Director
---------------------------------------------
              Michael K. Reilly
                      *                         Director
---------------------------------------------
              James V. Taranik
                      *                         Director
---------------------------------------------
          William I. M. Turner, Jr.
                      *                         Senior Vice President and
---------------------------------------------     Chief Financial Officer
               Wayne W. Murdy                     (Principal Financial
                                                  Officer)
                      *                         Vice President and
---------------------------------------------     Controller
               Gary E. Farmar                     (Principal Accounting
                                                  Officer)
       *By     /s/  TIMOTHY J. SCHMITT
---------------------------------------------
             Timothy J. Schmitt
             as Attorney-in-fact

                                                                      Appendix I




        The following is a narrative description of certain maps in image form which have been included in the paper version of the Form 10-K but which have been excluded from the EDGAR version of the Form 10-K.

        1. Map of Location of the Carlin Trend Operations in Nevada -- Page 3 of the Form 10-K.

                    On page 3 of the Form 10-K, the registrant has included a
              map of Nevada with an enlargement of the geographical location of its operations on the Carlin Trend discussed on pages 1 through 5 of the Form 10-K. The map also includes a chart indicating the location of various deposits with proven and probable reserves.

        2. Map of Location of the Yanacocha Project in Peru -- Page 7 of the Form 10-K.

                    On page 7 of the Form 10-K, the registrant has included a
              map of the Country of Peru showing the geographical location of the Yanacocha project discussed on pages 5 and 6 of the Form 10-K. The map also includes a notation that Minera Yanacocha S.A., the Peruvian corporation which owns the Yanacocha project, is 38% owned by Newmont Gold.

        3. Map of Location of the Zarafshan-Newmont Project in Uzbekistan -- Page 8 of the Form 10-K.

                    On page 8 of the Form 10-K, the registrant has included a
              map of the Republic of Uzbekistan showing the geographical location of the Zarafshan-Newmont project discussed on pages 7 and 8 of the Form 10-K. The map also includes a notation that the Zarafshan-Newmont joint venture, which owns the project, is 50% owned by Newmont Gold.

        4. Map of Locations of the Minahasa Project and the Batu Hijau Project in Indonesia -- Page 9 of the Form 10-K.

                  On page 9 of the Form 10-K, the registrant has included a
            map of the Republic of Indonesia showing the geographical location of the Minahasa project and the Batu Hijau project, each of which is discussed on pages 8 and 9 of the Form 10-K. The map also includes a notation that each of the Indonesian companies that own the Minahasa project and the Batu Hijau project is 80% owned by Newmont Gold.

                                 EXHIBIT INDEX

                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
  EXHIBITS                                   ITEM                                      PAGE
-----------------------------------------------------------------------------------------------
3(a).       Restated Certificate of Incorporation dated May 2, 1986. Incorporated by reference to Exhibit 3 to registrant's Registration Statement on
              Form S-1, Amendment No. 2 (No. 33-5565).
3(b).       Certificate of Amendment of Certificate of Incorporation dated April
              15, 1987. Incorporated by reference to Exhibit 3(b) to registrant's
              Registration Statement on Form S-1, Amendment No. 1 (33-12686).
3(c).       Certificate of Amendment of Certificate of Incorporation dated March
              18, 1994. Incorporated by reference to Exhibit 3(c) to registrant's
              Annual Report on Form 10-K for the year ended December 31, 1993.
3(d).       By-Laws as amended through May 8, 1986. Incorporated by reference to
              Exhibit 3 to registrant's Registration Statement on Form S-1,
              Amendment No. 2 (No. 33-5565).
4(a).       Pass Through Trust Agreement dated as of July 15, 1994 between registrant and The First National Bank of Chicago relating to the
              Pass Through Certificates, Series 1994-A1. (The front cover of this
              Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information)
              Pass-Through Agreement between registrant and The First National Bank of Chicago relating to the Pass-Through Certificates, Series 1994-
              A2.) Incorporated by reference to Exhibit 4.1 to registrant's
              Quarterly Report on Form 10-Q for the quarter ended September 30,
              1994.
4(b).       Lease dated as of September 30, 1994 between registrant and Shawmut
              Bank Connecticut, National Association relating to Trust No. 1 and a
              75% undivided interest in registrant's refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and a substantially similar agreement (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.2 to registrant's
              Quarterly Report on Form 10-Q for the quarter ended September 30,
              1994.
4(c).       Trust Indenture and Security Agreement dated as of July 15, 1994 between Shawmut Bank Connecticut, National Association and The First
              National Bank of Chicago relating to Trust No. 1 and a 75% undivided interest in registrant's refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and a substantially similar agreement (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.)
              Incorporated by reference to Exhibit 4.3 to registrant's Quarterly
              Report on Form 10-Q for the quarter ended September 30, 1994.
4(d).       In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the
              Company are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of registrant. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.
10(a).      Directors' Stock Award Plan.
10(b).      Tax Sharing Agreement dated as of January 1, 1994 between registrant and NMC.

                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
  EXHIBITS                                   ITEM                                      PAGE
-----------------------------------------------------------------------------------------------
10(c).      Letter Agreement dated December 15, 1993, between registrant and NMC.
              Incorporated by reference to Exhibit A to registrant's Proxy
              Statement dated February 16, 1994.
10(d).      Agreement dated October 15, 1993, effective November 1, 1993, among registrant, NMC and Ronald C. Cambre. Incorporated by reference to
              Exhibit 10 to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
10(e).      Consultation Agreement dated as of October 31, 1993 among registrant,
              NMC and Gordon R. Parker. Incorporated by reference to Exhibit 10(f)
              of registrant's Annual Report or Form 10-K for the year ended
              December 31, 1993.
10(f).      Letter Agreement dated May 6, 1993 between registrant and Wayne W.
              Murdy. Incorporated by reference to Exhibit 10 to registrant's
              Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.
11.         Statement re Computation of Per Share Earnings.
12.         Statement re Computation of Ratio of Earnings to Fixed Charges.
23.         Consent of Independent Public Accountants.
24.         Power of Attorney.
27.         Financial Data Schedules.