Form 10-Q
period 1995-03-31
NEWMONT GOLD CO
filed 1995-05-10
CIK 793308

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                 FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended MARCH 31, 1995

                                    or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------
Commission File Number:    1-9184


                           NEWMONT GOLD COMPANY
- ---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Delaware                              13-2526632
- -------------------------------      ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

    1700 Lincoln Street, Denver, Colorado                         80203
- ------------------------------------------                      ---------
 (Address of principal executive offices)                       (Zip Code)

                               303-863-7414
           ----------------------------------------------------
           (Registrant's telephone number, including area code)


- ---------------------------------------------------------------------------
    (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           [X] Yes    [ ] No

There were 96,496,328 shares of common stock outstanding on April 28, 1995.

Exhibit index is on page 16.

There are 20 pages included in this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                   NEWMONT GOLD COMPANY AND SUBSIDIARIES
                     Statements of Consolidated Income
                     (In thousands, except per share)
                                (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                  -----------------------
                                                     1995          1994
                                                  ---------     ---------
Sales and other income
  Sales                                           $ 134,459     $ 149,769
  Dividends, interest and other                      17,282         1,838
                                                  ---------     ---------
                                                    151,741       151,607
                                                  ---------     ---------
Costs and expenses
  Costs applicable to sales                          83,184        82,927
  Depreciation, depletion and amortization           24,720        22,906
  Exploration                                         8,452        11,554
  General and administrative                         11,902         8,896
  Interest, net of capitalized interest
    of $2,810 in 1995 and $4,749 in 1994              8,716           165
  Other                                               2,041         1,935
                                                  ---------     ---------
                                                    139,015       128,383
                                                  ---------     ---------
Equity in income of affiliated companies              6,145         1,460
                                                  ---------     ---------
Pretax income                                        18,871        24,684

Income tax provision                                  1,873           965
                                                  ---------     ---------
Net income                                           16,998        23,719

Preferred stock dividends                             3,953         3,953
                                                  ---------     ---------
Net income applicable to common shares            $  13,045     $  19,766
                                                  =========     =========

Net income per common share                       $    0.14     $    0.20
                                                  =========     =========
Weighted average number of shares of common
  stock and common stock equivalents outstanding     96,521        96,598

Cash dividends declared per common share          $    0.12     $    0.12


                   NEWMONT GOLD COMPANY AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              (In thousands)
                                (Unaudited)

                                                 March 31,    December 31,
                                               -----------    ------------
                                                   1995           1994
                                               -----------    ------------
Assets
  Cash and cash equivalents                    $  110,518      $  160,637
  Short-term investments                           13,438          13,438
  Accounts receivable                              24,167          37,597
  Inventories                                     133,665         130,931
  Other                                            23,690          27,531
                                               ----------      ----------
     Current assets                               305,478         370,134

  Property, plant and mine development, net     1,142,304       1,119,286
  Other                                           188,022         167,237
                                               ----------      ----------
          Total assets                         $1,635,804      $1,656,657
                                               ==========      ==========
Liabilities
  Short-term debt                              $   15,739      $   15,739
  Current portion of long-term debt                 5,800            -
  Accounts payable                                 28,436          32,723
  Other accrued liabilities                        93,733         104,753
                                               ----------      ----------
     Current liabilities                          143,708         153,215

  Long-term debt                                  587,834         593,634
  Reclamation and remediation liabilities          64,745          66,760
  Other long-term liabilities                      84,609          90,097
                                               ----------      ----------
          Total liabilities                       880,896         903,706
                                               ----------      ----------
Contingencies

Stockholders' Equity
  Preferred stock                                  14,375          14,375
  Common stock                                      1,049           1,049
  Capital in excess of par value                  213,257         212,898
  Retained earnings                               600,223         598,755
  Treasury stock                                  (73,996)        (74,126)
                                               ----------      ----------
          Total stockholders' equity              754,908         752,951
                                               ----------      ----------

          Total liabilities and
            stockholders' equity               $1,635,804      $1,656,657
                                               ==========      ==========

                   NEWMONT GOLD COMPANY AND SUBSIDIARIES
                   Statements of Consolidated Cash Flows
                               (In thousands)
                                 (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     ---------------------
                                                       1995         1994
                                                     --------     --------
Operating activities:
  Net income                                         $ 16,998     $ 23,719
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization         24,720       22,906
      Distributions in excess of (less than)
        earnings of affiliates                          2,276       (1,460)
      Deferred taxes                                   (1,151)      (8,220)
                                                     --------     --------
                                                       42,843       36,945
      (Increase) decrease in operating assets:
        Accounts receivable                            13,510        2,069
        Inventories                                    (6,698)       8,771
        Other assets                                    5,940        1,390
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses           6,385       (8,880)
        Accrued income taxes                              249        9,185
        Other liabilities                              (7,503)       1,584
      Other operating                                     991          173
                                                    ---------     --------
Net cash provided by operating activities              55,717       51,237
                                                    ---------     --------
Investing activities:
  Additions to property, plant and mine
    development                                       (70,673)     (94,805)
  Net cash acquired from parent                          -          69,361
  Advances to parent                                     -         (13,553)
  Non-capital investment in joint venture             (11,941)      (4,029)
  Other                                                (7,842)        (696)
                                                    ---------     --------
Net cash used in investing activities                 (90,456)     (43,722)
                                                    ---------     --------
Financing activities:
  Proceeds from long-term borrowings                     -          27,500
  Proceeds from issuance of common stock                  149        2,072
  Dividends paid on preferred stock                    (3,953)        -
  Dividends paid on common stock                      (11,576)        -
                                                    ---------     --------
Net cash provided by (used in) financing
  activities                                          (15,380)      29,572
                                                    ---------     --------
Net decrease in cash and cash equivalents             (50,119)      37,087
Cash and cash equivalents at beginning of period      160,637          389
                                                    ---------     --------
Cash and cash equivalents at end of period          $ 110,518     $ 37,476
                                                    =========     ========

                   NEWMONT GOLD COMPANY AND SUBSIDIARIES
                   Statements of Consolidated Cash Flows
                               (In thousands)
                                 (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     ---------------------
                                                       1995         1994
                                                     --------     --------
Supplemental information:
  Interest paid, net of amounts capitalized of
    $2,810 in 1995 and $4,749 in 1994                $    414     $ (2,860)
  Income taxes refunded                              $  4,000     $   -


                   NEWMONT GOLD COMPANY AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                               (Unaudited)

(1)  Basis of Preparation of Financial Statements

     These unaudited interim financial statements of Newmont Gold Company and subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, so long as the statements are not misleading.

     In the opinion of management, these financial statements reflect all adjustments which are necessary to a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 1994 annual report on Form 10-K.

     Newmont Mining Corporation ("NMC") owns approximately 89% of the Company and, effective January 1, 1994, all of NMC's operations are held through the Company.

     Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)  Inventories

                                         March 31,    December 31,
                                           1995           1994
                                       -----------    ------------
                                             (In thousands)

     Current:
       Ore and in-process                 $ 71,739       $ 62,196
       Precious metals                      27,202         34,536
       Materials and supplies               32,573         31,533
       Other                                 2,151          2,666
                                          --------       --------
                                          $133,665       $130,931
                                          ========       ========
     Non-current:
       Ore in stockpiles (included
         in other assets)                 $ 37,015       $ 33,051
                                          ========       ========

(3)  Contingencies

Environmental Obligations

     The Company is involved in several matters concerning environmental obligations primarily associated with former mining activities. Based upon the Company's best estimate of its liability for these matters, $62.9 million and $64.3 million were accrued for such liability at March 31, 1995 and December 31, 1994, respectively, excluding $19.2 million and $18.4 million at March 31, 1995 and December 31, 1994, respectively, of reclamation costs relating to currently producing mineral properties. These amounts are included in other current liabilities and reclamation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 65% greater or 15% lower than the amount accrued at March 31, 1995.

     A discussion of the environmental obligations and related insurance receivables associated with former mining activities as of March 31, 1995 follows.

Idarado Mining Company ("Idarado") - 80.1% owned

     In July 1992, NMC and Idarado signed a consent decree with the State of Colorado ("State") which was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally referred to as the "Superfund Act." Idarado settled natural resources damages and past and future response costs and provided habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified remediation work related to its former mining activities in the Telluride/Ouray area of Colorado. The Company's best estimate of the cost of this work is included in the liability, as previously discussed. If the remediation work does not meet certain measurement criteria specified in the consent decree, the State and court reserve the right to require Idarado to perform other remediation work. Idarado and the Company have obtained a $16.3 million letter of credit to secure their obligations under the consent decree.

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

     The parties have entered into a consent decree with respect to Phase II which apportions liabilities and responsibilities for the site among the various parties. The EPA has not yet completed work to define the remedies for Phase II. Accordingly, the Company cannot yet determine the full extent or cost of its share of the remedial action which will be required under Phase II. Moreover, in addition to such action, the government agencies may seek to recover for damages to natural resources.

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

     In 1991, Dawn's lease was terminated. As a result, Dawn was required to file a formal mine reclamation plan. Dawn does not have sufficient funds to pay for such a reclamation plan or to pay for the closure of its mill. The Company's best estimate for the future costs related to these matters is included in the gross liability for environmental matters, as previously discussed. Dawn has developed and has received a license for a mill closure plan which could potentially generate the necessary funds to reclaim the mine and the mill. The plan, however, is currently being challenged by third parties.

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

Insurance Receivables

     Included in accounts receivable at December 31, 1994 was a net $16.7 million attributable to insurance companies for both a portion of the costs previously expended and for estimated future costs associated with environmental obligations covered by insurance policies associated with former mining activities.

     Prior to 1993, three of the insurance companies commenced actions against NMC seeking judgments that they had no liability. In the fall of 1993, NMC instituted a comprehensive lawsuit against its carriers.

     In the first quarter of 1995 settlement in the insurance litigation was reached enabling the Company to realize the December 31, 1994 receivable. Settlement discussions continue with respect to some of the litigation. The Company will continue to vigorously pursue recovery in the remaining litigation and believes that it is reasonably possible that additional amounts will be recovered.

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

Additional Interest in Minera Yanacocha

     In September 1994, an affiliate of Bureau de Recherches Geologiques et Minieres, the geological and mining bureau of the French government ("BRGM"), announced its intention to transfer its 24.7% interest in Minera Yanacocha, S.A. to another entity. The Company and Compania de Minas Buenaventura, S.A. ("Buenaventura"), 38.0% and 32.3% owners of Minera Yanacocha, respectively, filed suit in Peru to seek enforcement of a provision in the bylaws of Minera Yanacocha, giving shareholders preemptive rights on the sale of any shareholder's interest. In February 1995, an appellate court in Peru issued a preliminary ruling in favor of the Company and Buenaventura. The Company elected to exercise its preemptive rights to acquire its proportionate share of the additional interest and in accordance with the court ruling deposited $48.6 million with a Peruvian bank, pending the final resolution of the case. The Company borrowed the $48.6 million from the same Peruvian bank with the right of setoff against the deposit. Part of the final resolution of the case, if resolved in the Company's favor, will determine how much the Company must pay for the interest, which may be more or less than the amount deposited. The Company intends to fund the purchase of the additional interest with its available cash or credit facilities. If the Company is successful in acquiring the interest it would own 51% of Minera Yanacocha. This additional interest will not be reflected in the financial statements until a final determination is made by the Peruvian courts.

(5)  Supplementary Data

     The ratio of earnings to fixed charges for the quarter ended March 31, 1995 was 2.6. The Company guarantees certain third party debt which had total interest obligations of $0.3 million for the quarter ended March 31, 1995. The Company has not been required to pay any interest on these obligations in the past, nor does it expect to have to pay any amounts with respect to such debt in the future. Therefore, such amounts have not been included in the ratio of earnings to fixed charges.

(6)  Subsequent Events

     On April 5, 1995, the Company sold its 10.7% interest in Southern Peru Copper Corporation for $116.4 million, which will result in a pre-tax gain of $113.2 million, or approximately $72 million, or $0.75 per share on an after-tax basis, that will be recognized in the second quarter of 1995.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

     The following discussion summarizes the results of operations of Newmont Gold Company ("Newmont") and its subsidiaries (collectively, the "Company") for the quarters ended March 31, 1995 and 1994 and changes in its financial condition from December 31, 1994. Newmont Mining Corporation ("NMC") owns approximately 89% of the Company and, effective January 1, 1994, all of NMC's operations are held through the Company. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1994 annual report on Form 10-K.

RESULTS OF OPERATIONS

     The Company earned $17.0 million, or $0.14 per share, in the first quarter of 1995 compared with $23.7 million, or $0.20 per share, in the first quarter of 1994. This decrease in income was attributable to decreased gold production and increased costs at the Carlin, Nevada operation as discussed below.

     During the first quarter of 1995, consolidated gold sales were 354,900 ounces at an average price of $379 per ounce compared to 389,700 ounces at an average price of $384 per ounce in the first quarter of 1994. Production for both quarters is attributable entirely to the Carlin, Nevada operations. The 34,800 ounce decline in production decreased sales revenue by $13.4 million and the $5 decline in the per ounce sales price decreased sales revenue by $1.9 million. The decline in production in the 1995 quarter was impacted by the closure of three mills and the Rain open pit mine after the first quarter of 1994. During the second half of 1995, production at the Carlin operation will benefit from increased production from the refractory ore treatment plant. Because of a fire in November 1994, the facility only operated at partial capacity for the quarter; however, full capacity is anticipated by mid-1995. The Company expects to produce 1.6 million ounces in 1995 from the Carlin operations. In addition, production from the Zarafshan-Newmont Joint Venture is expected to begin in mid-1995.

     During the first quarter of 1995 the Company's equity income from its 38% interest in Minera Yanacocha S.A. ("Minera Yanacocha") increased to $7.1 million from $2.0 million in the 1994 first quarter. Minera Yanacocha produced 121,900 ounces, or 46,300 ounces attributable to the Company's interest, in the 1995 first quarter at operating costs, excluding depreciation, depletion and amortization ("DD&A"), of $125 per ounce. This compares to 45,600 ounces, or 17,300 ounces attributable to the Company's interest, in the 1994 first quarter at operating costs, excluding DD&A, of $150 per ounce. The increase in production is primarily due to a second mine coming into production in late 1994.

     Dividends, interest and other income in the 1995 quarter includes $11.8 million for business interruption insurance recorded for the start-up problems with the refractory ore treatment plant and $2.6 million in higher dividends from the Company's investment in Southern Peru Copper Corporation. In April 1995, the Company sold its 10.7% interest in Southern Peru Copper Corporation for $116.4 million, which will result in a pre-tax gain of $113.2 million, or approximately $72 million, or $0.75 per share on an after-tax basis, that will be recognized in the second quarter of 1995.

     The Company's costs applicable to sales in the aggregate were approximately the same between the two quarters. On a per ounce of gold sold basis, costs applicable to sales were higher in the first quarter of 1995 compared to the first quarter of 1994 as a result of the lower Carlin production. The following table summarizes the significant components of these costs per ounce of gold sold:

                                            Three Months Ended
                                                  March 31,
                                            ------------------
                                            1995          1994
                                            ----          ----
     Production costs                       $192          $182
     Royalties                                36            24
     Other                                     6             6
                                            ----          ----
                                            $234          $212
                                            ====          ====


The increase in production costs on a per ounce of gold sold basis in the 1995 quarter was the result of higher milling costs associated with the refractory ore treatment plant, which as previously mentioned, only operated at partial capacity during the first quarter of 1995. In addition, the facility was shut-down at the end of the first quarter into the beginning of the second quarter for repairs and maintenance. Although per ounce production costs may continue to increase into the second quarter, they should decline during the second half of the year as the refractory ore treatment plant achieves full operating capacity and the lower cost Zarafshan-Newmont Joint Venture comes into full operation.

     The increase in royalty costs per ounce is due to the production of a higher proportion of royalty-burdened ore in 1995 compared to 1994, which is expected to continue throughout the year, although at not as great a difference as experienced in the first quarter. For the year, per ounce royalty costs are expected to be 15% to 20% higher than the $25 per ounce experienced during 1994.

     In addition to expensed production costs, during the 1995 first quarter the Company capitalized $9.9 million of mining costs associated with deposits having diverse waste-to-ore ratios, the largest being the Post deposit. This compares to $6.7 million in the 1994 first quarter. The increase is attributable to more tons mined in the 1995 quarter and is expected to continue throughout the year.

     During the first quarter of 1995, the Company determined that studies on the Batu Hijau project confirmed that this large porphyry copper/gold deposit could be economically developed. Therefore, costs incurred on this project in the first quarter of 1995 of $5.0 million were capitalized, and all future development costs will be capitalized.

     DD&A increased $1.8 million in the 1995 quarter due to depreciation of the refractory ore treatment plant. There was no comparable depreciation in the 1994 quarter.

     First quarter 1995 exploration expenses decreased $3.1 million as the Company plans on lower exploration spending in 1995.

     General and administrative expenses were higher in the 1995 quarter than the 1994 quarter due to the increased international focus of the Company's operations. In that general and administrative expenses increased in the latter quarters of 1994, the increase in general and administrative expenses is not expected to be as great for the remaining quarters of 1995 compared to 1994.

     Net interest expense increased $8.6 million in the 1995 quarter compared with the 1994 quarter. Interest expense increased from $4.9 million in the 1994 quarter to $11.5 million in the 1995 quarter primarily due to interest expense associated with the sale-leaseback transaction of the refractory ore treatment plant completed in September 1994. With the completion of the refractory ore treatment plant in late 1994, capitalized interest in the 1995 quarter is $2.8 million compared with $4.7 million in the 1994 quarter.

     The effective tax rate was approximately 10% in the first quarter of 1995 compared to approximately 4% in the first quarter of 1994. Both years' effective rates are low as a result of the estimated amount of percentage depletion for each year being a high proportion of estimated pretax financial income for each year.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 1995, the Company's cash outlays included $70.7 million of capital expenditures, $11.9 million to carry the partners' share of the costs in the Zarafshan-Newmont Joint Venture and $15.5 million in dividends. Of the first quarter 1995 capital expenditures, approximately $38.8 million was spent on projects at the Carlin operations primarily associated with the refractory ore treatment plant, capitalized mining costs, leach pad construction and underground development. In addition, $13.4 million for mine site development on the Minahasa project in Indonesia and $11.2 million for the Zarafshan-Newmont Joint Venture project was spent in the first quarter. Cash flow from operating activities was $55.7 million.

     Cash requirements during 1995 are expected to exceed operating cash flow. However, in the second quarter, the Company sold its investment in Southern Peru Copper Corporation for $116.4 million and the Zarafshan-Newmont Joint Venture closed on an additional $30.0 million of project financing, $15 million of which is attributable to the Company. These funds, in addition to the $160.6 million of cash and cash equivalents at December 31, 1994, will cover any short-fall in operating cash flow for the year.

     In February 1995, a preliminary ruling in the Peruvian courts was received which permits the Company to exercise its preemptive rights with regards to the 24.7% interest held by the Bureau de Recherches Geologiques et Minieres in Minera Yanacocha. The Company exercised its right by depositing $48.6 million with a Peruvian bank as stipulated by the court ruling. This amount is only a provisional amount assigned by the court and the actual price to be paid for the interest will be the subject of a future court determination. The monies deposited with the bank were borrowed from the same bank with a right of setoff against the deposit. If the Company is ultimately successful in acquiring this additional interest, its total interest in Minera Yanacocha would increase to 51%. This additional interest will not be reflected in the financial statements until a final determination is made by the Peruvian courts.

     The decrease in accounts receivable during the first quarter of 1995 is due to receipt of insurance monies related to the start-up problems of the refractory ore treatment plant and settlement of litigation of environmental obligations associated with former mining activities.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     11   - Statement re Computation of Per Share Earnings.
     12   - Statement re Computation of Ratio of Earnings to Fixed Charges.
     27   - Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter ended March 31, 1995.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 NEWMONT GOLD COMPANY
                                 (Registrant)





Date:  May 10, 1995              /s/  WAYNE W. MURDY
                                 --------------------------------
                                 Wayne W. Murdy
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer)




Date:  May 10, 1995              /s/  GARY E. FARMAR
                                 --------------------------------
                                 Gary E. Farmar
                                 Vice President and Controller
                                 (Principal Accounting Officer)

                               EXHIBIT INDEX

                                                                       Page
                                                                       ----

Exhibit 11   - Statement re Computation of Per Share Earnings

Exhibit 12   - Statement re Computation of Ratios of Earnings
               to Fixed Charges

Exhibit 27  - Financial Data Schedule