Form 10-Q
period 1995-06-30
NEWMONT GOLD CO
filed 1995-08-02
CIK 793308

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                    or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ------------

Commission File Number:    1-9184
                         ----------

                           NEWMONT GOLD COMPANY
- ----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Delaware                                13-2526632
- -------------------------------     ------------------------------------
(State or other jurisdiction        (I.R.S. Employer Identification No.)
 incorporation or organization)

    1700 Lincoln Street, Denver, Colorado                        80203
- -----------------------------------------                      ----------
 (Address of principal executive offices)                      (Zip Code)

                               303-863-7414
           ----------------------------------------------------
           (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------
   (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           [X] Yes    [ ] No

There were 96,592,220 shares of common stock outstanding on July 25, 1995.

Exhibit index is on page 19.

There are 23 pages included in this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   NEWMONT GOLD COMPANY AND SUBSIDIARIES
                     Statements of Consolidated Income
                     (In thousands, except per share)
                                (Unaudited)

                                                    Three Months Ended
                                                          June 30,
                                                  -----------------------
                                                     1995          1994
                                                  ---------     ---------
Sales and other income
  Sales                                           $ 145,061     $ 139,337
  Dividends, interest and other                      14,641         1,789
  Gain on disposition of investment                 113,188          -
                                                  ---------     ---------
                                                    272,890       141,126
                                                  ---------     ---------
Costs and expenses
  Costs applicable to sales                          89,653        72,849
  Depreciation, depletion and amortization           23,807        21,186
  Exploration                                        13,712        16,648
  General and administrative                         11,776        12,501
  Interest, net of capitalized interest
    of $3,268 in 1995 and $5,531 in 1994              8,730           433
  Other                                              24,582        28,910
                                                  ---------     ---------
                                                    172,260       152,527
                                                  ---------     ---------
Equity in income of affiliated companies              7,787         3,641
                                                  ---------     ---------

Pretax income (loss)                                108,417        (7,760)
Income tax (provision) benefit                      (32,961)       26,697
                                                  ---------     ---------
Net income                                           75,456        18,937
Preferred stock dividends                             3,953         3,953
                                                  ---------     ---------
Net income applicable to common shares            $  71,503     $  14,984
                                                  =========     =========

Net income per common share                       $    0.74     $    0.16
                                                  =========     =========

Weighted average number of shares of common
  stock and common stock equivalents outstanding     96,697        96,439

Cash dividends declared per common share          $    0.12     $    0.12


                   NEWMONT GOLD COMPANY AND SUBSIDIARIES
                     Statements of Consolidated Income
                     (In thousands, except per share)
                                (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                  -----------------------
                                                     1995          1994
                                                  ---------     ---------
Sales and other income
  Sales                                           $ 279,520     $ 289,106
  Dividends, interest and other                      31,923         3,628
  Gain on disposition of investment                 113,188          -
                                                  ---------     ---------
                                                    424,631       292,734
                                                  ---------     ---------
Costs and expenses
  Costs applicable to sales                         172,838       155,776
  Depreciation, depletion and amortization           48,526        44,092
  Exploration                                        22,164        28,203
  General and administrative                         23,677        21,397
  Interest, net of capitalized interest
    of $6,077 in 1995 and $10,281 in 1994            17,446           598
  Other                                              26,624        30,845
                                                  ---------     ---------
                                                    311,275       280,911
                                                  ---------     ---------

Equity in income of affiliated companies             13,932         5,101
                                                  ---------     ---------

Pretax income                                       127,288        16,924

Income tax (provision) benefit                      (34,834)       25,732
                                                  ---------     ---------

Net income                                           92,454        42,656

Preferred stock dividends                             7,906         7,906
                                                  ---------     ---------
Net income applicable to common shares            $  84,548     $  34,750
                                                  =========     =========

Net income per common share                       $    0.88     $    0.36
                                                  =========     =========

Weighted average number of shares of common
  stock and common stock equivalents outstanding     96,611        96,471

Cash dividends declared per common share          $    0.24     $    0.24


                   NEWMONT GOLD COMPANY AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              (In thousands)
                                (Unaudited)

                                                 June 30,     December 31,
                                                   1995           1994
                                               ----------     ------------
Assets
  Cash and cash equivalents                    $  163,665      $  160,637
  Short-term investments                           12,298          13,438
  Accounts receivable                              26,008          37,597
  Inventories                                     151,820         130,931
  Other                                            16,942          27,531
                                               ----------      ----------
     Current assets                               370,733         370,134

  Property, plant and mine development, net     1,184,104       1,119,286
  Other                                           194,085         167,237
                                               ----------      ----------
          Total assets                         $1,748,922      $1,656,657
                                               ==========      ==========

Liabilities
  Short-term debt                              $   15,739      $   15,739
  Current portion of long-term debt                11,516            -
  Accounts payable                                 29,938          32,723
  Other accrued liabilities                       123,629         104,753
                                               ----------      ----------
     Current liabilities                          180,822         153,215

  Long-term debt                                  597,118         593,634
  Reclamation and remediation liabilities          67,627          66,760
  Other long-term liabilities                      85,348          90,097
                                               ----------      ----------
          Total liabilities                       930,915         903,706
                                               ----------      ----------

Contingencies

Stockholders' Equity
  Preferred stock                                  14,375          14,375
  Common stock                                      1,049           1,049
  Capital in excess of par value                  215,587         212,898
  Retained earnings                               660,139         598,755
  Treasury stock                                  (73,143)        (74,126)
                                               ----------      ----------
          Total stockholders' equity              818,007         752,951
                                               ----------      ----------
          Total liabilities and
            stockholders' equity               $1,748,922      $1,656,657
                                               ==========      ==========


                   NEWMONT GOLD COMPANY AND SUBSIDIARIES
                   Statements of Consolidated Cash Flows
                              (In thousands)
                                (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                   -----------------------
                                                       1995          1994
                                                   ---------     ---------
Operating activities:
  Net income                                       $  92,454     $  42,656
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization        48,526        44,092
      Undistributed earnings of affiliates            (1,469)       (5,066)
      Deferred taxes                                   4,755       (28,284)
      Gain on investment                            (113,188)         -
      Write-off of exploration property               18,783          -
      Other                                            1,287            74
                                                   ---------      --------
                                                      51,148        53,472
      (Increase) decrease in operating assets:
        Accounts receivable                           11,580        21,622
        Inventories                                  (24,556)       (4,682)
        Other assets                                   7,876         4,364
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses         19,925        (2,882)
        Accrued income taxes                          18,085        (9,904)
        Other liabilities                             (3,882)          550
                                                   ---------     ---------
Net cash provided by operating activities             80,176        62,540
                                                   ---------     ---------
Investing activities:
  Additions to property, plant and mine development (155,253)     (198,225
  Proceeds from sale of investment                   116,354          -
  Net cash acquired from parent                         -           69,361
  Investment in joint venture                        (19,273)       (3,823)
  Other                                               (6,001)        4,580
                                                   ---------     ---------
Net cash used in investing activities                (64,173)     (128,107)
                                                   ---------     ---------
Financing activities:
  Proceeds from long-term borrowings                  15,000       122,500
  Proceeds from issuance of common stock               3,094         4,021
  Dividends paid on preferred stock                   (7,906)       (7,204)
  Dividends paid on common stock                     (23,163)      (23,094)
                                                   ---------     ---------
Net cash provided by (used in) financing activities  (12,975)       96,223
                                                   ---------     ---------
Net increase in cash and cash equivalent               3,028        30,656
Cash and cash equivalents at beginning of period     160,637           389
                                                   ---------     ---------
Cash and cash equivalents at end of period         $ 163,665     $  31,045
                                                   =========     =========

                   NEWMONT GOLD COMPANY AND SUBSIDIARIES
                   Statements of Consolidated Cash Flows
                              (In thousands)
                                (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                   -----------------------
                                                     1995          1994
                                                 ---------     ---------

Supplemental information:
  Interest paid, net of amounts capitalized of
    $6,077 in 1995 and $10,281 in 1994              $   5,329     $   (937)
  Income taxes paid (refunded)                      $   1,185     $(12,057)


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

      In the opinion of management, these financial statements reflect all adjustments which are necessary to a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature except for the following: (1) in the quarter and six months ended June 30, 1995, a write-down of the carrying value of an exploration property for $18.8 million and an additional provision for reclamation on such property of $4.5 million as discussed in Note 4 herein; (2) in the quarter and six months ended June 30, 1994, a charge of $27.1 million related to environmental obligations associated with former mining activities, including a valuation allowance for insurance receivables of $20.0 million and a provision for estimated environmental costs of $7.1 million; and (3) during the quarter and six months ended June 30, 1994, an income tax benefit of $16.2 million resulting from the resolution of certain tax issues associated with prior years. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 1994 annual report on Form 10-K.

     Newmont Mining Corporation ("NMC") owns approximately 89% of the Company's common stock and 100% of the Company's preferred stock and, effective January 1, 1994, all of NMC's operations are held through the Company.

     Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)  Inventories

                                          June 30,    December 31,
                                           1995           1994
                                       -------------  ------------
                                             (In thousands)
     Current:
       Ore and in-process                 $ 81,627       $ 62,196
       Precious metals                      32,143         34,536
       Materials and supplies               35,917         31,533
       Other                                 2,133          2,666
                                          --------       --------
                                          $151,820       $130,931
                                          ========       ========
     Non-current:
       Ore in stockpiles (included
         in other assets)                 $ 44,121       $ 33,051
                                          ========       ========

(3)  Sale of Interest in Southern Peru Copper Corporation

     On April 5, 1995, the Company sold its 10.7% interest in Southern Peru Copper Corporation for $116.4 million, which resulted in a pre-tax gain of $113.2 million, or approximately $72 million, or $0.75 per share on an after-tax basis.

(4)  Write-down of Exploration Property

     During the second quarter of 1995, the Company determined that it would no longer pursue exploration or development of the Ivanhoe property, which was acquired in 1992. Therefore the entire capitalized value of the property of $18.8 million was written-off. In addition, the Company increased the reclamation reserve for the property by $4.5 million. Reclamation of the property is expected to take at least three years. In total, the charges resulted in an after-tax charge of approximately $15.1 million, or $0.16 per share.

(5)  Contingencies

Environmental Obligations

     The Company is involved in several matters concerning environmental obligations primarily associated with former mining activities. Based upon the Company's best estimate of its liability for these matters, $67.4 million and $65.7 million were accrued for such liabilities at June 30, 1995 and December 31, 1994, respectively. In addition, $17.5 million and $18.4 million were accrued at June 30, 1995 and December 31, 1994, respectively, for reclamation costs relating to currently producing mineral properties. These amounts are included in other current liabilities and reclamation liabilities. Depending upon the ultimate resolution of the matters related to former mining activities, the Company believes that it is reasonably possible that the liability for these matters could be as much as 65% greater or 15% lower than the amount accrued at June 30, 1995.

     A discussion of the environmental obligations and related insurance receivables associated with former mining activities as of June 30, 1995 follows.

Idarado Mining Company ("Idarado") - 80.1% owned

     In July 1992, NMC and Idarado signed a consent decree with the State of Colorado ("State") which was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally referred to as the "Superfund Act." Idarado settled natural resources damages and past and future response costs and provided habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified remediation work related to its former mining activities in the Telluride/Ouray area of Colorado. The Company's best estimate of the remaining cost of this work is included in the accrued liability for environmental matters, as previously discussed. If the remediation work does not meet certain measurement criteria specified in the consent decree, the State and the court reserve the right to require Idarado to perform other remediation work. Idarado and the Company have obtained a $16.3 million letter of credit to secure their obligations under the consent decree.

Resurrection Mining Company ("Resurrection") - 100% owned

     In 1983, the State of Colorado filed a lawsuit under the Superfund Act which involves a joint venture mining operation near Leadville, Colorado in which Resurrection is a joint venturer. This action was subsequently consolidated with a lawsuit filed by the U.S. Environmental Protection Agency ("EPA") in 1986. The EPA is taking the lead role on cleanup issues. The proceedings sought to compel the defendants to remediate the impacts of pre-existing mining activities which the government agencies claim are causing substantial environmental problems in the area. The mining operations of the joint venture are operated by ASARCO, the other joint venturer. The lawsuits have named NMC, Resurrection, the joint venture and ASARCO as defendants in the proceedings. They are also proceeding against other companies with interests in the area.

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

     Although the ultimate amount of Resurrection's and the Company's share of such costs for Phase I and Phase II cannot be presently determined, the Company's best estimate of its potential exposure for these costs is included in the accrued liability for environmental matters, as previously discussed.

Dawn Mining Company ("Dawn") - 51% owned

     Dawn leased a currently inactive open-pit uranium mine on the Spokane Indian Reservation in the State of Washington. The mine is subject to regulation by agencies of the U.S. Department of Interior, the Bureau of Indian Affairs and the Bureau of Land Management, as well as the EPA. Dawn also owns a nearby uranium millsite facility.

     In 1991, Dawn's lease was terminated. As a result, Dawn was required to file a formal mine reclamation plan. Dawn does not have sufficient funds to pay for such a reclamation plan or to pay for the closure of its mill. The Company's best estimate for the future costs related to these matters is included in the accrued liability for environmental matters, as previously discussed.

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

     Dawn has received a license for a mill closure plan which could potentially generate the necessary funds to reclaim the mine and the mill. The license, however, is currently being challenged by third parties.

Insurance Receivables

     Included in accounts receivable at December 31, 1994 was a net $16.7 million from insurance companies for both a portion of the costs previously expended and for estimated future costs associated with environmental obligations covered by insurance policies associated with former mining activities.

     Prior to 1993, three of the insurance companies commenced actions against NMC seeking judgments that they had no liability. In the fall of 1993, NMC instituted a comprehensive lawsuit against its carriers.

     In the first quarter of 1995 settlement in the insurance litigation was reached enabling the Company to realize the receivable outstanding at December 31, 1994. Settlement discussions continue with respect to some of the litigation. The Company will continue to vigorously pursue recovery in the remaining litigation and believes that it is reasonably possible that additional amounts will be recovered.

Class Action Complaint

     In March 1995, a class action complaint was filed against NMC and others in which the plaintiffs allege exposure to certain allegedly radioactive or otherwise hazardous waste materials produced at a ferroalloy production plant in Guernsey County, Ohio. This plant was owned until 1987 by Foote Mineral Company, a former subsidiary of NMC. The complaint sought $500 million of compensatory damages jointly and severally against all defendants, $63 million in punitive damages against NMC, the recovery of response costs and the establishment of a medical monitoring fund under CERCLA. Injunctive relief requiring defendants to remove the allegedly hazardous materials from the property of the plaintiffs was also requested.

     In May 1995, NMC filed a motion to dismiss the complaint on the ground that the Ohio federal court lacks personal jurisdiction over NMC. In lieu of responding to the motion, plaintiffs voluntarily dismissed the complaint as against NMC without prejudice in June 1995.

Additional Interest in Minera Yanacocha

     In September 1994, an affiliate of Bureau de Recherches Geologiques et Minieres, the geological and mining bureau of the French government ("BRGM"), announced its intention to transfer its 24.7% interest in Minera Yanacocha, S.A. to another entity. The Company and Compania de Minas Buenaventura, S.A. ("Buenaventura"), then 38.0% and 32.3% owners of Minera Yanacocha, respectively, filed suit in Peru to seek enforcement of a provision in the bylaws of Minera Yanacocha, giving shareholders preemptive rights on the sale or transfer of any shareholder's interest. In February 1995, an appellate court in Peru issued a preliminary ruling in favor of the Company and Buenaventura. The Company elected to exercise its preemptive rights to acquire its proportionate share of the additional interest and in accordance with the court ruling deposited $48.6 million with a Peruvian bank, pending the final resolution of the case. The Company borrowed the $48.6 million from the same Peruvian bank with the right of setoff against the deposit. Part of the final resolution of the case, if resolved in the Company's favor, will determine how much the Company must pay for the additional interest, which may be more or less than the amount deposited. The Company intends to fund the purchase of the additional interest with its available cash or credit facilities. As a result of the preliminary ruling of the court and the Company's exercise of its preemptive right, the Company presently owns 51% of Minera Yanacocha. This additional interest will not be reflected in the financial statements until a final determination is made by the Peruvian courts.

(6)  Supplementary Data

     The ratio of earnings to fixed charges for the six months ended June 30, 1995 was 6.0. The Company guarantees certain third party debt which had total interest obligations of $0.7 million for the six months ended June 30, 1995. The Company has not been required to pay any interest on these obligations in the past, nor does it expect to have to pay any amounts with respect to such debt in the future. Therefore, such amounts have not been included in the ratio of earnings to fixed charges.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The following discussion summarizes the results of operations of Newmont Gold Company ("Newmont") and its subsidiaries (collectively, the "Company") for the quarters and six month periods ended June 30, 1995 and 1994 and changes in its financial condition from December 31, 1994 to June 30, 1995. Newmont Mining Corporation ("NMC") owns approximately 89% of the Company's common stock and 100% of the Company's preferred stock and, effective January 1, 1994, all of NMC's operations are held through the Company. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1994 annual report on Form 10-K.

RESULTS OF OPERATIONS

     The Company earned $75.5 million ($0.74 per share) and $92.5 million ($0.88 per share) in the quarter and six months ended June 30, 1995, respectively, compared with $18.9 million ($0.16 per share) and $42.7 million ($0.36 per share) in the respective 1994 periods. The 1995 periods include a gain of $113.2 million, or $72.0 million after-tax ($0.75 per share), on the sale of the Company's interest in Southern Peru Copper Corporation (see
Note 3 in Item 1). The 1995 periods also include a charge of $23.3 million, or $15.1 million after-tax ($0.16 per share), for the write-off and reclamation accrual associated with the Ivanhoe exploration property (see
Note 4 in Item 1). The 1994 periods include a tax benefit of $16.2 million ($0.17 per share) resulting from the resolution of certain tax issues associated with prior years and a charge of $27.1 million, or $17.6 million after-tax ($0.18 per share), for environmental obligations associated with former mining activities.

     During the second quarter of 1995, consolidated gold sales were 372,800 ounces at an average price of $389 per ounce, compared to 365,000 ounces at an average price of $382 per ounce in the second quarter of 1994. During the first six months of 1995, consolidated gold sales were 727,700 ounces at an average price of $384 per ounce compared to 754,700 ounces at an average price of $383 per ounce in the first six months of 1994. Production for all periods is attributable entirely to the Carlin, Nevada operations. For the second quarter comparison, the 7,800 ounce increase in production increased sales revenue by $3.0 million and the $7 increase in the per ounce sales price increased sales revenue by $2.7 million. For the six-month comparison, the 27,000 ounce decline in production decreased sales revenue by $10.4 million and the $1 increase in the per ounce sales price increased sales revenue by $0.8 million.

     The increase in production for the second quarter of 1995 as compared to the second quarter of 1994 was primarily due to production from the refractory ore treatment plant (despite operation at less-than-full capacity) more than offsetting the 1994 production from three mills that have subsequently been closed. The decrease in production for the first six months of 1995 as compared to the first six months of 1994 was due to 19% fewer tons milled because of the closure of the three mills, and 15% fewer tons placed on leach pads due to lower availability of oxide leach ore. During the second half of 1995, production at the Carlin operation is expected to benefit from increased production from the refractory ore treatment plant; however, because of the start-up problems being experienced at the facility, continuous operations at full capacity are not expected to occur much before the end of the year. Nevertheless, due to the flexibility of its large operations, the Company still expects to produce approximately
1.6 million ounces from Carlin in 1995.  In addition, production from the

Zarafshan-Newmont Joint Venture is expected to begin in the third quarter of 1995.

     The Company's equity income from its 38% interest in Minera Yanacocha S.A. ("Minera Yanacocha") increased to $8.0 million in the 1995 second quarter from $4.5 million in the 1994 second quarter and to $15.1 million in the 1995 first six months from $6.5 million in the 1994 first six months. Minera Yanacocha produced 131,100 ounces, or 49,800 ounces attributable to the Company's interest, in the 1995 second quarter compared to 69,200 ounces, or 26,300 ounces attributable to the Company's interest, in the 1994 second quarter. Operating costs, excluding depreciation, depletion and amortization ("DD&A"), were $106 per ounce in the 1995 second quarter compared to $126 per ounce in the 1994 second quarter. Minera Yanacocha produced 253,000 ounces, or 96,100 ounces attributable to the Company's interest, in the first six months of 1995 compared to 114,800 ounces, or 43,600 ounces attributable to the Company's interest, in the first six months of 1994. Operating costs, excluding DD&A, were $115 per ounce in the 1995 first six months compared to $135 per ounce in the 1994 first six months. The increases in production are primarily due to a second mine coming into production in late 1994.

     Dividends, interest and other income in the 1995 second quarter and first six months includes $11.2 million and $23.0 million, respectively, for business interruption insurance recorded for the start-up problems with the refractory ore treatment plant. Interest income for the 1995 second quarter and first six months is $3.1 million and $5.1 million, respectively, compared to $0.4 million and $1.3 million for the respective 1994 periods. This increase is due to higher cash balances in the 1995 periods. In addition, dividends from the Company's investment in Southern Peru Copper Corporation received prior to the sale were $2.2 million higher during the first six months of 1995 compared to the first six months of 1994. In April 1995, the Company sold its 10.7% interest in Southern Peru Copper Corporation for $116.4 million, which resulted in a pre-tax gain of $113.2 million, as previously discussed.

     Costs applicable to sales increased $16.8 million and $17.1 million in the 1995 second quarter and the first six months, respectively, when compared to the same periods in 1994. On a per-ounce-of-gold-sold basis, costs applicable to sales were also higher in the 1995 periods compared to the 1994 periods. The following table summarizes the significant components of these costs per ounce of gold sold:

                           Three Months Ended           Six Months Ended
                                 June 30,                   June 30,
                           ------------------         -------------------
                           1995          1994         1995           1994
                           ----          ----         ----           ----
     Production costs      $203          $172         $198           $177
     Royalties               31            21           33             23
     Other                    6             6            6              6
                           ----          ----         ----           ----
                           $240          $199         $237           $206
                           ====          ====         ====           ====

     Of the increase in the aggregate amounts, $13.1 million and $10.5 million relate to higher Carlin production costs in the 1995 second quarter and first six months, respectively. Approximately 50% of the higher production costs between the second quarters and almost all the higher production costs between the first six months are due to increased milling costs primarily associated with the start-up operations of the refractory ore treatment plant. Even though the refractory ore treatment plant only operated at partial capacity during the first six months of 1995, as previously mentioned, its costs still exceeded those for Mills 1, 2 and 3 which operated in 1994 but were shut down between May and November of 1994. Higher mining costs accounted for approximately 30% of the higher production costs for the 1995 second quarter compared to the 1994 second quarter due to increased costs associated with underground mining as well as higher dewatering costs associated with the Post mine.

     The increase in production costs on a per-ounce-of-gold-sold basis in the 1995 second quarter was the result of the higher costs discussed in the above paragraph. Per ounce production costs are expected to decline during the second half of the year as the refractory ore treatment plant is expected to operate at a higher capacity and as the lower-cost Zarafshan-Newmont Joint Venture will begin operations.

     For the 1995 second quarter and first six months, royalty costs on an aggregate basis were $11.5 million and $24.2 million, respectively. This compares to royalty costs in the 1994 second quarter and first six months of $7.7 million and $17.2 million, respectively. The increase in royalty costs on an aggregate and per ounce basis is due to the production of a higher proportion of royalty-burdened ore in 1995 compared to 1994, which is expected to continue throughout the year. For the year, per ounce royalty costs are expected to be 15% to 20% higher than the $25 per ounce experienced during 1994.

     In addition to expensed production costs, the Company capitalized $12.9 million and $22.8 million of mining costs, during the 1995 second quarter and first six months, respectively. These costs are associated with deposits having diverse waste-to-ore ratios, where such ratios are quite high early in the mine's life. Capitalized costs in the 1994 second quarter and first six months were $10.7 million and $17.7 million, respectively. The current year increases are attributable to more tons being mined, and it is anticipated that the current higher levels will be maintained throughout the year.

     DD&A increased $2.6 million and $4.4 million in the 1995 second quarter and first six months, respectively, compared to the same respective periods in 1994. Depreciation of the refractory ore treatment plant increased DD&A expense in the 1995 periods by $4.2 million and $8.5 million for the second quarter and first six months, respectively. There was no comparable depreciation in the 1994 periods. The increase in both 1995 periods was partially offset primarily by lower amortization of deferred mine development costs due to lower estimated future costs.

     Exploration expense in the second quarter and first six months of 1995 decreased $2.9 million and $6.0 million, respectively, compared to the same periods of 1994, in accordance with the Company's plans to decrease exploration spending in 1995 as the Company focuses on resource development.

     During the first quarter of 1995, studies on the Batu Hijau project in Indonesia confirmed that this large porphyry copper/gold deposit could be economically developed. Therefore, costs incurred on this project are now being capitalized and totaled $4.4 million and $9.4 million in the second quarter and first six months of 1995, respectively.

     General and administrative expenses were lower in the 1995 second quarter compared to the 1994 second quarter, yet higher by $2.3 million in the 1995 first six months than in 1994 first six months. The decrease between the second quarters is due to the timing of expenditures. The increase for the first six months is reflective of the increased international focus of the Company's operations and representative of the increase expected for the year.

     Net interest expense increased $8.3 million and $16.8 million in the 1995 second quarter and first six months, respectively, compared with the same respective periods in 1994. Interest expense increased from $6.0 million in the 1994 second quarter to $12.0 million in the 1995 second quarter and from $10.9 million in the 1994 first six months to $23.5 million in the 1995 first six months primarily due to interest expense associated with the sale-leaseback transaction of the refractory ore treatment plant completed in September 1994. With the completion of the refractory ore treatment plant in late 1994 and, consequently, the decrease in capital expenditures eligible for interest capitalization, capitalized interest in the 1995 second quarter was $3.3 million compared to $5.5 million in the 1994 second quarter and $6.1 million in the 1995 first six months compared to $10.3 million in the 1994 first six months.

     Other expense includes the charges previously discussed for the Ivanhoe property in the 1995 periods and for the environmental obligations in the 1994 periods. In the 1995 second quarter, the Company wrote off its investment in the Ivanhoe exploration property that was acquired in 1992 and added to its reclamation reserve to reclaim areas disturbed by previous mining and exploration activity on the property, resulting in a pre-tax charge of $23.3 million. This charge was determined to be necessary after evaluation of the property identified most of the mineralization to be low grade and, therefore, not meeting the Company's criteria for development. In the 1994 second quarter, a valuation allowance of $20.0 million was made against long-term receivables from insurance companies for recoveries related to environmental obligations associated with former mining activities and a provision of $7.1 million was made for additional estimated environmental related costs associated with the same former mining activities.

     During the second quarter of 1995, the Company recognized $41.2 million of taxes related to the sale of its investment in Southern Peru Copper Corporation. This charge was offset by a deferred tax benefit of approximately $8.1 million related to the previously mentioned $23.3 million charge associated with the Ivanhoe property. In the second quarter of 1994, as previously discussed, the Company recognized a $16.2 million income tax benefit as a result of the resolution of certain tax issues associated with prior years. This, combined with a deferred tax benefit of approximately $9.5 million associated with a $27.1 million charge for environmental obligations, resulted in the tax benefit for the second quarter and first six months of 1994. In addition, both years' effective tax rates benefitted from the estimated annual amount of percentage depletion being a high proportion of the estimated annual pre-tax financial income.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1995, the Company's cash outlays included $155.3 million of capital expenditures, $19.3 million to carry the partners' share of the costs in the Zarafshan-Newmont Joint Venture and $31.1 million in dividends. Of the capital expenditures, approximately $74.8 million was spent on projects at the Carlin operations which were primarily associated with the refractory ore treatment plant, capitalized mining costs, leach pad construction and underground development. In addition, $37.9 million was spent on mine site development for the Minahasa project in Indonesia and $23.4 million on the Zarafshan-Newmont Joint Venture project. Cash flow from operating activities was $80.2 million. During the second quarter, the Company sold its investment in Southern Peru Copper Corporation for $116.4 million. In addition, during the second quarter the Zarafshan-Newmont Joint Venture obtained an additional $30.0 million of project financing, $15 million of which is attributable to the Company.

     Cash requirements during 1995 are expected to continue to exceed operating cash flow. The $163.7 million of cash and cash equivalents at June 30, 1995, as well as funds available under credit facilities, will adequately cover any short-fall in operating cash flow for the remainder of the year.

     As discussed in Note 5, the Company exercised its preemptive right for an additional interest in Minera Yanacocha, subject to a final determination by the Peruvian courts. If successful, the Company intends to fund this purchase with available cash or credit facilities.

     The decrease in accounts receivable during the first six months of 1995 is due to the receipt of insurance monies related to the start-up problems of the refractory ore treatment plant and to the settlement of litigation of environmental obligations associated with former mining activities.

     The increase in both current and long-term inventories in the first six months of 1995 is primarily due to a $20.3 million increase in ore at the Carlin, Nevada site because of the stockpiling of mill and leach refractory ore. In addition, the Company purchased additional ore for processing by the Zarafshan-Newmont Joint Venture to finance the other partners' equity contributions to the joint venture. This increased ore inventory $7.5 million.

     Other current assets decreased between December 31, 1994 and June 30, 1995 due primarily to the utilization of prepaid taxes, whereas other current accrued liabilities increased in this time period due to accruals of current year income tax expense. In addition, an increase in other accrued liabilities related to operating activities was more than offset by a decrease in accrued liabilities related to property, plant and equipment.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     Registrant's annual meeting of stockholders was held on May 4, 1995.

     All eleven directors nominated to serve as directors of Registrant were elected. The vote was as follows:

                                                              Broker
     Nominee                For      Withheld   Abstentions   Non-Votes
- --------------------    ----------   --------   -----------   ---------

R. I. J. Agnew          93,753,934   378,168          0          0
J. P. Bolduc            93,946,754   185,348          0          0
R. C. Cambre            93,959,684   172,418          0          0
J. P. Flannery          93,959,834   172,268          0          0
T. A. Holmes            93,958,334   173,768          0          0
R. A. Plumbridge        93,753,934   378,168          0          0
R. H. Quenon            93,957,504   174,598          0          0
M. A. Qureshi           93,958,234   173,868          0          0
M. K. Reilly            93,937,790   194,312          0          0
J. V. Taranik           93,957,494   174,608          0          0
W. I. M. Turner, Jr.    93,959,234   172,868          0          0



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     11   - Statement re Computation of Per Share Earnings.
     12   - Statement re Computation of Ratio of Earnings to Fixed Charges.
     27   - Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter ended June 30, 1995.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 NEWMONT GOLD COMPANY
                                 (Registrant)





Date:  August 1, 1995            /s/ WAYNE W. MURDY
                                 --------------------------------
                                 Wayne W. Murdy
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer)




Date:  August 1, 1995            /s/ GARY E. FARMAR
                                 --------------------------------
                                 Gary E. Farmar
                                 Vice President and Controller
                                 (Principal Accounting Officer)

                               EXHIBIT INDEX

                                                                       Page
                                                                       ----

Exhibit 11   - Statement re Computation of Per Share Earnings

Exhibit 12   - Statement re Computation of Ratios of Earnings
               to Fixed Charges

Exhibit 27   - Financial Data Schedule
