Form 10-Q
period 1995-09-30
NEWMONT GOLD CO
filed 1995-10-31
CIK 793308

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                    or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ------------

Commission File Number:    1-9184


                           NEWMONT GOLD COMPANY
          (Exact name of registrant as specified in its charter)


          Delaware                              13-2526632
-------------------------------   ------------------------------------
(State or other jurisdiction      (I.R.S. Employer Identification No.)
 incorporation or organization)


    1700 Lincoln Street, Denver, Colorado                          80203
--------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

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

There were 96,622,490 shares of common stock outstanding on October 31, 1995.

Exhibit index is on page 19.

There are 23 pages included in this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                   NEWMONT GOLD COMPANY AND SUBSIDIARIES
                     Statements of Consolidated Income
                     (In thousands, except per share)
                                (Unaudited)

                                                     Three Months Ended
                                                        September 30,
                                                  -----------------------
                                                     1995          1994
                                                  ---------     ---------
Sales and other income
  Sales                                           $ 172,330     $ 150,063
  Dividends, interest and other                       7,813         6,772
                                                  ---------     ---------
                                                    180,143       156,835
                                                  ---------     ---------
Costs and expenses
  Costs applicable to sales                          92,266        83,001
  Depreciation, depletion and amortization           27,976        24,192
  Exploration                                        18,385        19,523
  General and administrative                         10,652        10,485
  Interest, net of capitalized interest
    of $3,532 in 1995 and $6,609 in 1994              8,691           307
  Other                                                 784         4,250
                                                  ---------     ---------
                                                    158,754       141,758
                                                  ---------     ---------
Equity in income of affiliated companies              7,064         5,991
                                                  ---------     ---------
Pretax income                                        28,453        21,068

Income tax (provision) benefit                         (594)        1,338
                                                  ---------     ---------
Net income                                           27,859        22,406

Preferred stock dividends                             3,953         3,953
                                                  ---------     ---------
Net income applicable to common shares            $  23,906     $  18,453
                                                  =========     =========
Net income per common share                       $    0.25     $    0.19
                                                  =========     =========
Weighted average number of shares of common
  stock and common stock equivalents outstanding     96,814        96,482

Cash dividends declared per common share          $    0.12     $    0.12

                   NEWMONT GOLD COMPANY AND SUBSIDIARIES
                     Statements of Consolidated Income
                     (In thousands, except per share)
                                (Unaudited)

                                                     Nine Months Ended
                                                        September 30,
                                                  -----------------------
                                                     1995          1994
                                                  ---------     ---------
Sales and other income
  Sales                                           $ 451,849     $ 439,168
  Dividends, interest and other                      39,737        10,401
  Gain on disposition of investment                 113,188          -
                                                  ---------     ---------
                                                    604,774       449,569
                                                  ---------     ---------

Costs and expenses
  Costs applicable to sales                         265,103       238,777
  Depreciation, depletion and amortization           76,503        68,284
  Exploration                                        40,549        47,726
  General and administrative                         34,329        31,882
  Interest, net of capitalized interest
    of $9,609 in 1995 and $16,890 in 1994            26,137           905
  Other                                              27,408        35,095
                                                  ---------     ---------
                                                    470,029       422,669
                                                  ---------     ---------

Equity in income of affiliated companies             20,996        11,093
                                                  ---------     ---------

Pretax income                                       155,741        37,993

Income tax (provision) benefit                      (35,428)       27,069
                                                  ---------     ---------

Net income                                          120,313        65,062

Preferred stock dividends                            11,859        11,859
                                                  ---------     ---------

Net income applicable to common shares            $ 108,454     $  53,203
                                                  =========     =========

Net income per common share                       $    1.12     $    0.55
                                                  =========     =========

Weighted average number of shares of common
  stock and common stock equivalents outstanding     96,661        96,475

Cash dividends declared per common share          $    0.36     $    0.36


                   NEWMONT GOLD COMPANY AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              (In thousands)
                                (Unaudited)

                                              September 30,   December 31,
                                                  1995            1994
                                              ------------    ------------
Assets
  Cash and cash equivalents                    $  111,030      $  160,637
  Short-term investments                           12,266          13,438
  Accounts receivable                              31,568          37,597
  Inventories                                     160,486         130,931
  Other                                            19,716          27,531
                                               ----------      ----------
     Current assets                               335,066         370,134

  Property, plant and mine development, net     1,230,313       1,119,286
  Other                                           214,686         167,237
                                               ----------      ----------
          Total assets                         $1,780,065      $1,656,657
                                               ==========      ==========
Liabilities
  Short-term debt                              $   23,786      $   15,739
  Current portion of long-term debt                 4,375            -
  Accounts payable                                 41,540          32,723
  Other accrued liabilities                       123,843         104,753
                                               ----------      ----------
     Current liabilities                          193,544         153,215

  Long-term debt                                  604,259         593,634
  Reclamation and remediation liabilities          64,489          66,760
  Other long-term liabilities                      85,743          90,097
                                               ----------      ----------
          Total liabilities                       948,035         903,706
                                               ----------      ----------
Contingencies

Stockholders' Equity
  Preferred stock                                  14,375          14,375
  Common stock                                      1,049           1,049
  Capital in excess of par value                  216,864         212,898
  Retained earnings                               672,454         598,755
  Treasury stock                                  (72,712)        (74,126)
                                               ----------      ----------
          Total stockholders' equity              832,030         752,951
                                               ----------      ----------
          Total liabilities and
            stockholders' equity               $1,780,065      $1,656,657
                                               ==========      ==========

                   NEWMONT GOLD COMPANY AND SUBSIDIARIES
                   Statements of Consolidated Cash Flows
                              (In thousands)
                                (Unaudited)

                                                      Nine Months Ended
                                                         September 30,
                                                    -----------------------
                                                       1995         1994
                                                    ---------    ----------
Operating activities:
  Net income                                        $ 120,313    $  65,062
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization         76,503       68,284
      Undistributed earnings of affiliates             (5,019)     (11,093)
      Deferred taxes                                    1,850      (28,941)
      Gain on investment                             (113,188)        -
      Write-off of exploration property                18,767         -
      Other                                             1,128       (2,004)
                                                    ---------    ---------
                                                      100,354       91,308
      (Increase) decrease in operating assets:
        Accounts receivable                             6,047       20,340
        Inventories                                   (44,854)      10,822
        Other assets                                    4,520      (10,533)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses          44,286        6,218
        Accrued income taxes                            7,850       (1,820)
        Other liabilities                              (6,625)      (7,288)
                                                    ---------    ---------
Net cash provided by operating activities             111,578      109,047
                                                    ---------    ---------
Investing activities:
  Additions to property, plant and mine development  (232,127)    (310,951)
  Proceeds from sale of investment                    116,354         -
  Net cash acquired from parent                          -          69,361
  Investment in joint venture                         (19,898)      (4,017)
  Other                                                (6,805)      12,098
                                                    ---------    ---------
Net cash used in investing activities                (142,476)    (233,509)
                                                    ---------    ---------
Financing activities:
  Short-term borrowings                                 8,047         -
  Proceeds from long-term borrowings                   15,000      528,634
  Repayments of long-term borrowings                     -        (127,000)
  Proceeds from issuance of common stock                4,857        8,031
  Dividends paid on common stock                      (34,753)     (34,653)
  Dividends paid on preferred stock                   (11,860)     (11,157)
                                                    ---------    ---------
Net cash provided by (used in) financing activities   (18,709)     363,855
                                                    ---------    ---------
Net increase (decrease) in cash and cash equivalents  (49,607)     239,393
Cash and cash equivalents at beginning of period      160,637          389
                                                    ---------    ---------
Cash and cash equivalents at end of period          $ 111,030    $ 239,782
                                                    =========    =========

                   NEWMONT GOLD COMPANY AND SUBSIDIARIES
                   Statements of Consolidated Cash Flows
                              (In thousands)
                                (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                    -----------------------
                                                       1995         1994
                                                    ---------    ----------
Supplemental information:
  Interest paid, net of amounts capitalized of
    $9,609 in 1995 and $16,890 in 1994              $   5,398    $  (4,038)
  Income taxes paid                                 $  14,492    $  19,157


                   NEWMONT GOLD COMPANY AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                                (Unaudited)


(1)  Basis of Preparation of Financial Statements

     These unaudited interim financial statements of Newmont Gold Company ("Newmont") and subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, so long as the statements are not misleading.

      In the opinion of management, these financial statements reflect all adjustments which are necessary to a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature except for the following: (1) in the nine months ended September 30, 1995, a write-down of the carrying value of an exploration property for $18.8 million and an additional provision for reclamation on such property of $4.5 million as discussed in Note 4 herein; (2) in the nine months ended September 30, 1994, a charge of $27.1 million related to environmental obligations associated with former mining activities, including a valuation allowance for insurance receivables of $20.0 million and a provision for estimated environmental costs of $7.1 million; and (3) in the nine months ended September 30, 1994, an income tax benefit of $16.2 million resulting from the resolution of certain tax issues associated with prior years. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 1994 Annual Report on Form 10-K.

     Newmont Mining Corporation ("NMC") owns approximately 89% of Newmont's common stock and 100% of Newmont's preferred stock and, effective January 1, 1994, all of NMC's operations are held through Newmont.

     Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)  Inventories

                                       September 30,  December 31,
                                           1995           1994
                                       -------------  ------------
                                             (In thousands)
     Current:
       Ore and in-process                 $ 89,886       $ 62,196
       Precious metals                      31,951         34,536
       Materials and supplies               36,528         31,533
       Other                                 2,121          2,666
                                          --------       --------
                                          $160,486       $130,931
                                          ========       ========
     Non-current:
       Ore in stockpiles (included
         in other assets)                 $ 55,088       $ 33,051
                                          ========       ========


(3)  Sale of Interest in Southern Peru Copper Corporation

     On April 5, 1995, the Company sold its 10.7% interest in Southern Peru Copper Corporation for $116.4 million, which resulted in a pre-tax gain of $113.2 million and an after-tax gain of approximately $72 million, or $0.75 per share.

(4)  Write-down of Exploration Property

     During the second quarter of 1995, the Company determined that it would no longer pursue exploration or development of its Ivanhoe property, which was acquired in 1992. Therefore, the entire capitalized value of the property of $18.8 million was written-off. In addition, the Company increased the reclamation reserve for the property by $4.5 million. Reclamation of the property is expected to take at least three years. In total, the charges resulted in an after-tax charge of approximately $15.1 million, or $0.16 per share.

(5)  Contingencies

Environmental Obligations

     The Company is involved in several matters concerning environmental obligations primarily associated with former mining activities. Based upon the Company's best estimate of its liability for these matters, $62.4 million and $65.7 million were accrued for such liabilities at September 30, 1995 and December 31, 1994, respectively. In addition, $18.4 million and $17.0 million were accrued at September 30, 1995 and December 31, 1994, respectively, for reclamation costs relating to currently producing mineral properties. These amounts are included in other current liabilities and reclamation liabilities. Depending upon the ultimate resolution of the matters related to former mining activities, the Company believes that it is reasonably possible that the liability for these matters could be as much as 65% greater or 15% lower than the amount accrued at September 30, 1995.

     A discussion of the environmental obligations and related insurance receivables associated with former mining activities as of September 30, 1995 follows.

Idarado Mining Company ("Idarado") - 80.1% owned

     In July 1992, NMC and Idarado signed a consent decree with the State of Colorado ("State") which was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act, ("CERCLA"), generally referred to as the "Superfund Act." Idarado settled natural resources damages and past and future response costs and provided habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified remediation work related to its former mining activities in the Telluride/Ouray area of Colorado. Approximately 75% of the work has been completed. The Company's best estimate of the remaining cost of this work is included in the accrued liability for environmental matters, as previously discussed. If the remediation work does not meet certain measurement criteria specified in the consent decree, the State and the court reserve the right to require Idarado to perform other remediation work. Idarado and the Company have obtained a $16.3 million letter of credit to secure their obligations under the consent decree.

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

     The parties have entered into a consent decree with respect to Phase II which apportions liabilities and responsibilities for the site among the various parties. The EPA has approved remedial actions for selected components of Resurrection's portion of the site, which were initiated in the third quarter of 1995. However, the determination of the final remedy for the site has not been completed by the EPA. Accordingly, the Company cannot yet determine the full extent or cost of its share of the remedial action which will be required under Phase II. The government agencies may also seek to recover for damages to natural resources.

     Although the ultimate amount of the Company's share of such costs for Phase I and Phase II cannot be presently determined, the Company's best estimate of its potential exposure for these costs is included in the accrued liability for environmental matters, as previously discussed.

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

     In the first quarter of 1995, settlement in the insurance litigation was reached enabling the Company to realize the receivable outstanding at December 31, 1994. Settlement discussions continue with respect to some of the litigation. The Company will continue to vigorously pursue recovery in the remaining litigation and believes that it is reasonably possible that additional amounts will be recovered.

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

Additional Interest in Minera Yanacocha

     In September 1994, an affiliate of Bureau de Recherches Geologiques et Minieres, the geological and mining bureau of the French government ("BRGM"), announced its intention to transfer its 24.7% interest in Minera Yanacocha, S.A. to another entity. The Company and Compania de Minas Buenaventura, S.A. ("Buenaventura"), then 38.0% and 32.3% owners of Minera Yanacocha, respectively, filed suit in Peru to seek enforcement of a provision in the bylaws of Minera Yanacocha, giving shareholders preemptive rights on the sale or transfer of any shareholder's interest. In February 1995, an appellate court in Peru issued a preliminary ruling in favor of the Company and Buenaventura, both of whom then elected to exercise their preemptive rights to acquire their proportionate share of the 24.7% interest. In accordance with the court ruling Minera Yanacocha cancelled the BRGM shares and issued shares representing 13.35% to the Company and 11.33% to Buenaventura. The Company deposited $48.6 million with a Peruvian bank pending the final resolution of the case. The Company borrowed the $48.6 million from the same Peruvian bank with the right of setoff against the deposit. Part of the final resolution of the case, if resolved in the Company's favor, will determine how much the Company must pay for the additional interest, which may be more or less than the amount deposited. The Company intends to fund the purchase of the additional interest with its available cash or borrowings under credit facilities. As a result of the preliminary ruling of the court and the Company's exercise of its preemptive right, the Company presently owns 51.35% of Minera Yanacocha. This additional interest will not be reflected in the financial statements until a final determination is made by the Peruvian courts.

(6)  Supplementary Data

     The ratio of earnings to fixed charges for the nine months ended September 30, 1995 was 4.9. The Company guarantees certain third party debt which had total interest obligations of $1.0 million for the nine months ended September 30, 1995. The Company has not been required to pay any interest on these obligations in the past, nor does it expect to have to pay any amounts with respect to such debt in the future. Therefore, such amounts have not been included in the ratio of earnings to fixed charges.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The following discussion summarizes the results of operations of Newmont Gold Company ("Newmont") and its subsidiaries (collectively, the "Company") for the quarters and nine month periods ended September 30, 1995 and 1994 and the changes in its financial condition from December 31, 1994 to September 30, 1995. Newmont Mining Corporation ("NMC") owns approximately 89% of Newmont's common stock and 100% of Newmont's preferred stock and, effective January 1, 1994, all of NMC's operations are held through Newmont. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1994 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     The Company earned $27.9 million ($0.25 per share) and $120.3 million ($1.12 per share) in the quarter and nine months ended September 30, 1995, respectively, compared with $22.4 million ($0.19 per share) and $65.1 million ($0.55 per share) in the respective 1994 periods. The nine months ended September 30, 1995 includes a gain of $113.2 million, or $72.0 million after-tax ($0.75 per share), on the sale of the Company's interest in Southern Peru Copper Corporation ("SPCC") (see Note 3 in Item 1), as well as a charge of $23.3 million, or $15.1 million after-tax ($0.16 per share), for the write-off and reclamation accrual associated with the Ivanhoe exploration property (see
Note 4 in Item 1). The nine months ended September 30, 1994 includes a tax benefit of $16.2 million ($0.17 per share) resulting from the resolution of certain tax issues associated with prior years and a charge of $27.1 million, or $17.6 million after-tax ($0.18 per share), for environmental obligations associated with former mining activities.

     During the third quarter of 1995, consolidated gold sales were 449,800 ounces at an average price of $383 per ounce. This compares with 388,100 ounces sold at an average price of $387 per ounce in the third quarter of 1994. During the first nine months of 1995, consolidated gold sales were 1,177,400 ounces at an average price of $384 per ounce, compared to 1,142,800 ounces at an average price of $384 per ounce in the first nine months of 1994. The 61,700 ounce increase in production in the 1995 third quarter over the 1994 third quarter increased sales by $23.9 million, while the $4 decrease in the realized price per ounce decreased sales revenue by $1.6 million. For the nine-month comparison, with the average price realization the same, the $12.7 million increase in 1995 over 1994 sales was attributable to the increased production.

     Production for the 1994 periods and almost all the production for the 1995 periods was attributable to the Carlin, Nevada operations. The increase in production between both periods was primarily due to the combination of increased tonnage of high-grade ore from underground mines and increased utilization of the refractory ore treatment plant. Production from Carlin is expected to be approximately 1.6 million ounces for the year.

     Late in the third quarter of 1995, the Zarafshan-Newmont Joint Venture ("Zarafshan-Newmont") realized its first production of 6,200 ounces, or 3,100 ounces attributable to the Company's interest. This venture is expected to produce in excess of 400,000 ounces, or 200,000 ounces attributable to the Company's interest, annually beginning in 1996.

     The Company's equity income from its 38% interest in Minera Yanacocha S.A. ("Minera Yanacocha") increased to $8.3 million in the 1995 third quarter from $5.9 million in the 1994 third quarter, and to $23.4 million in the 1995 first nine months from $12.4 million in the 1994 first nine months. Minera Yanacocha produced 143,400 ounces, or 54,500 ounces attributable to the Company's interest, in the 1995 third quarter up from 89,700 ounces, or 34,100 ounces attributable to the Company's interest, in the 1994 third quarter. Operating costs at Minera Yanacocha, excluding depreciation, depletion and amortization ("DD&A"), were $122 per ounce in the 1995 third quarter compared to $131 per ounce in the 1994 third quarter. Minera Yanacocha produced 396,400 ounces, or 150,600 ounces attributable to the Company's interest, in the first nine months of 1995 compared to 204,500 ounces, or 77,700 ounces attributable to the Company's interest, in the first nine months of 1994. Operating costs at Minera Yanacocha, excluding DD&A, were $117 per ounce for the first nine months of 1995 compared to $133 per ounce in the 1994 first nine months. The increases in production were primarily attributable to a second mine coming into production in late 1994.

     Including Minera Yanacocha, the Company's total quarterly equity gold production increased to 504,300 ounces for the third quarter of 1995 from 422,200 ounces in the 1994 third quarter.

     Costs applicable to sales increased $9.3 million and $26.3 million in the 1995 third quarter and the 1995 first nine months, respectively, compared to the 1994 periods. Of these amounts, $0.7 million relates to the Company's share of costs attributable to Zarafshan-Newmont. Based on ounces of gold sold from Carlin, costs applicable to sales declined $8 per ounce in the 1995 third quarter compared with the 1994 third quarter and rose $17 per ounce in the 1995 first nine months compared with the same period in 1994. The following table summarizes the significant components of these costs per ounce of gold sold:

                     Three Months Ended          Nine Months Ended
                        September 30,              September 30,
                     ------------------         -------------------
                     1995          1994         1995           1994
                     ----          ----         ----           ----
Production costs     $172          $183         $188           $179
Royalties              30            25           32             24
Other                   3             5            5              5
                     ----          ----         ----           ----
                     $205          $213         $225           $208
                     ====          ====         ====           ====


     Of the increase in the aggregate amounts, $6.1 million and $16.6 million relate to higher Carlin production costs in 1995 for the third quarter and first nine months, respectively. These higher costs in both periods relate primarily to increased milling costs associated with the operation of the refractory ore treatment plant.

     The decrease in per ounce production costs in the third quarter of 1995 compared with the third quarter of 1994 was the result of increased production in the period due to the combination of increased tonnage of high-grade ore from underground mines and increased utilization of the refractory ore treatment plant. The increase in per ounce production costs in the first nine months of 1995 compared with the first nine months of 1994 was the result of the higher milling costs associated with the operation of the refractory ore treatment plant. Per ounce production costs are expected to increase in the fourth quarter as compared to the third quarter as Carlin processes a relatively greater proportion of higher cost ores and Zarafshan-Newmont continues in its start-up phase.

     Royalty costs on an aggregate basis were $3.4 million and $10.4 million higher in the third quarter and the first nine months of 1995 compared with the third quarter and the first nine months of 1994, respectively. The increase in royalty costs on an aggregate and per ounce basis was due to the production of a higher proportion of royalty-burdened ore in 1995 compared to 1994.

     In addition to expensed production costs, the Company capitalized $15.6 million and $38.4 million for mining costs during the 1995 third quarter and first nine months, respectively. These costs are associated with deposits having diverse waste-to-ore ratios, where such ratios are quite high early in the mine's life. Capitalized costs in the 1994 third quarter and first nine months were $10.8 million and $28.5 million, respectively.

     DD&A increased $3.8 million and $8.2 million in the 1995 third quarter and first nine months, respectively, compared to the same periods in 1994 primarily due to new facilities and equipment at Carlin, including the refractory ore treatment plant.

     Dividends, interest and other income in the 1995 third quarter and first nine months includes $5.0 million and $28.3 million, respectively, for business interruption insurance recorded for the start-up problems of the refractory ore treatment plant, including an electrostatic precipitator fire and a crack in a weld of a riding ring of the double rotator mill in 1994. These amounts compare with $2.0 million recorded in the third quarter and first nine months of 1994. In April 1995, the Company sold its 10.7% interest in SPCC for $116.4 million, which resulted in a pre-tax gain of $113.2 million, as previously discussed.

     Exploration expense in the third quarter and first nine months of 1995 decreased $1.1 million and $7.2 million, respectively, compared to the same periods of 1994. This decline was in accordance with the Company's plans to decrease exploration spending in 1995 as it focuses on resource development.

     During the first quarter of 1995, studies on the Batu Hijau project in Indonesia confirmed that this large porphyry copper/gold deposit can be economically developed. Therefore, development costs are being capitalized and totaled $8.1 million and $17.5 million in the third quarter and first nine months of 1995, respectively. Capital costs for this project could approach $1.5 billion, and the Company has studies underway to review how best to maximize its shareholder value from such project. Such investment options include the possibility of a joint venture partner for the project.

     Although virtually flat between the 1995 and 1994 third quarters, general and administrative expenses have increased in the 1995 nine month period compared to the 1994 same period due to the increased international focus of the Company's operations.

     Net interest expense increased $8.4 million and $25.2 million in the 1995 third quarter and first nine month periods, respectively, compared with the same periods in 1994. Interest expense increased from $6.9 million in the 1994 third quarter to $12.2 million in the 1995 third quarter and from $17.8 million in the 1994 first nine months to $35.7 million in the 1995 first nine months. These increases were primarily due to interest expense associated with the sale-leaseback transaction of the refractory ore treatment plant completed in September 1994. With the completion of the refractory ore treatment plant in

1994 and, consequently, the decrease in capital expenditures eligible for interest capitalization, capitalized interest in the 1995 third quarter was $3.5 million compared to $6.6 million in the 1994 third quarter and $9.6 million in the 1995 first nine months compared to $16.9 million in the 1994 first nine months.

     Other expense included the write-off and additional reclamation for the Ivanhoe exploration property in the first nine months of 1995 and charges related to environmental obligations in the first nine months of 1994, as previously discussed. In the second quarter of 1995, the Company wrote-off its investment in the Ivanhoe property which was acquired in 1992 and added to its reclamation reserve to reclaim areas disturbed by previous mining and exploration activity on the property, resulting in a pre-tax charge of $23.3 million. This charge was determined to be necessary after evaluation of the property identified most of the mineralization to be low grade and, therefore, not meeting the Company's criteria for development. Charges for environmental obligations made in the 1994 second quarter include a valuation allowance of $20.0 million made against long-term receivables from insurance companies for recoveries related to environmental obligations associated with former mining activities and a provision of $7.1 million made for additional estimated environmental related costs associated with the same former mining activities.

     In December 1994, the Company concluded that the geological model used by the previous owner of the Grassy Mountain property in Oregon was inadequate to support mine development. Pending completion of additional evaluations, 996,000 ounces of previously classified proven and probable reserves were then no longer classified as reserves as of December 31, 1994. In 1995, the Company has continued to evaluate the deposit to determine its economic potential. Based on results to date, the deposit has not met the Company's criteria for development. The final results of such evaluations are expected to be completed in the fourth quarter of 1995. If the final results conclude that the deposit does not meet such criteria, the Company will write-down or write-off its $33.7 million investment in this property.

     During the second quarter of 1995, the Company recognized $41.2 million of taxes related to the sale of its investment in SPCC. This charge was partially offset by a deferred tax benefit of approximately $8.1 million related to the $23.3 million charge associated with the Ivanhoe property. In the second quarter of 1994, as previously discussed, the Company recognized a $16.2 million income tax benefit as a result of the resolution of certain tax issues associated with prior years. This, combined with a deferred tax benefit of approximately $9.5 million associated with a $27.1 million charge for environmental obligations, resulted in the tax benefit for the first nine months of 1994. Both years' effective tax rates also benefitted from percentage depletion being a high proportion of the estimated annual pre-tax financial income.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 1995, the Company's cash outlays included $232.1 million of capital expenditures, $19.9 million to carry the partners' share of the costs in Zarafshan-Newmont and $46.6 million in dividends. Of the capital expenditures, approximately $115.7 million was spent on projects at the Carlin operations. These Carlin costs were primarily associated with capitalized mining costs, leach pad construction, the refractory ore treatment plant and underground development. In addition, $61.1 million was spent on mine site development for the Minahasa project, $27.7 million on the Zarafshan-Newmont project and $17.5 million on the Batu Hijau project. These expenditures were funded by cash flow from operating activities of $111.6 million and from $116.4 million received on the sale of the Company's investment in SPCC. The cash flow from operating activities includes a reduction of approximately $18 million for taxes associated with the SPCC sale. In addition, $8.0 million was borrowed under short-term credit facilities and Zarafshan-Newmont obtained an additional $30.0 million of project financing, $15.0 million of which was attributable to the Company.

     Cash requirements for the remainder of 1995 are expected to continue to exceed operating cash flow. The $111.0 million of cash and cash equivalents at September 30, 1995, as well as funds available under credit facilities, will adequately cover any short-fall in operating cash flow for the remainder of the year.

     As discussed in Note 5, the Company exercised its preemptive right to acquire an additional interest in Minera Yanacocha, subject to a final determination by the Peruvian courts. If successful, the Company intends to fund this purchase with available cash or borrowings under credit facilities.

     The increase in both current ($29.5 million) and long-term inventories ($22.0 million) in the first nine months of 1995 was primarily due to a $32.4 million increase in ore inventories at Carlin, principally the result of the stockpiling of mill and leach refractory ore. The remainder of the increase is primarily related to Zarafshan-Newmont, as it commenced operations and the Company acquired ore stockpiles from its partners to allow them to fund their capital contributions to the venture. In addition to long-term inventories, other long-term assets increased between December 31, 1994 and September 30, 1995 due to a $7.2 million increase in the Company's equity investment in Minera Yanacocha, the result of that company's earnings exceeding its dividends, and additional investments in and advances to Zarafshan-Newmont.

     Other current accrued liabilities increased between December 31, 1994 and September 30, 1995 by $19.1 million. This increase was primarily attributable to higher accrued interest of $24.7 million and higher accrued income taxes of $7.9 million, both due to timing of payments. These higher accruals were partially offset by lower accrued liabilities related to property, plant and equipment.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In March 1995, a class action complaint was filed against Newmont Mining Corporation ("NMC") and others in which the plaintiffs allege exposure to certain allegedly radioactive or otherwise hazardous waste materials produced at a ferroalloy production plant in Guernsey County, Ohio. This plant was owned until 1987 by Foote Mineral Company, a former subsidiary of NMC. The complaint sought $500 million of compensatory damages jointly and severally against all defendants, $63 million in punitive damages against NMC, the recovery of response costs and the establishment of a medical monitoring fund under the Comprehensive Environmental Response, Compensation and Liability Act. Injunctive relief requiring defendants to remove the allegedly hazardous materials from the property of the plaintiffs was also requested.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     11   - Statement re Computation of Per Share Earnings.
     12   - Statement re Computation of Ratio of Earnings to Fixed Charges.
     27   - Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter ended September 30, 1995.

                                 SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 NEWMONT GOLD COMPANY
                                 (Registrant)





Date:  October 31, 1995          /s/ WAYNE W. MURDY
                                 Wayne W. Murdy
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer)




Date:  October 31, 1995          /s/ GARY E. FARMAR
                                 Gary E. Farmar
                                 Vice President and Controller
                                (Principal Accounting Officer)

                               EXHIBIT INDEX

                                                                       Page
                                                                       ----

Exhibit 11   - Statement re Computation of Per Share Earnings          19-20

Exhibit 12   - Statement re Computation of Ratio of Earnings           21
               to Fixed Charges

Exhibit 27   - Financial Data Schedule                                 22
