Form 10-Q
period 1996-09-30
NEWMONT GOLD CO
filed 1996-11-05
CIK 793308

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                               or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

Commission File Number:    1-9184
                         ----------

                        NEWMONT GOLD COMPANY
----------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

          Delaware                              13-2526632
-------------------------------   -----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

    1700 Lincoln Street, Denver, Colorado                  80203
---------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

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


There were 109,904,771 shares of common stock outstanding on October 25, 1996.

Exhibit index is on page 20.

There are 24 pages included in this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              NEWMONT GOLD COMPANY AND SUBSIDIARIES
                Statements of Consolidated Income
                 (In thousands, except per share)
                           (Unaudited)

                                                Three Months Ended
                                                   September 30,
                                             -----------------------
                                                1996          1995
                                             ---------     ---------
Sales and other income
  Sales                                      $ 226,038     $ 172,330
  Dividends, interest and other                  5,565         7,813
                                             ---------     ---------
                                               231,603       180,143
                                             ---------     ---------
Costs and expenses
  Costs applicable to sales                    134,182        92,266
  Depreciation, depletion and amortization      33,401        27,976
  Exploration and research                      16,248        18,385
  General and administrative                    13,125        10,652
  Interest, net of capitalized interest
    of $463 in 1996 and $3,532 in 1995          12,385         8,691
  Other                                          1,742           784
                                             ---------     ---------
                                               211,083       158,754
                                             ---------     ---------
Equity in income of affiliated companies        13,009         7,064
                                             ---------     ---------
Pre-tax income                                  33,529        28,453

Income tax benefit (provision)                   5,571          (594)
                                             ---------     ---------
Net income                                      39,100        27,859

Preferred stock dividends                         -            3,953
                                             ---------     ---------
Net income applicable to common shares       $  39,100     $  23,906
                                             =========     =========
Net income per common share                  $    0.35     $    0.25
                                             =========     =========

Weighted average number of shares of
  common stock and common stock
  equivalents outstanding                      110,221        96,814

Cash dividends declared per common share     $    0.12     $    0.12

              NEWMONT GOLD COMPANY AND SUBSIDIARIES
                Statements of Consolidated Income
                 (In thousands, except per share)
                           (Unaudited)

                                                Nine Months Ended
                                                  September 30,
                                             -----------------------
                                                1996          1995
                                             ---------     ---------
Sales and other income
  Sales                                      $ 561,959     $ 451,849
  Dividends, interest and other                 18,826        39,737
  Gain on disposition of investment               -          113,188
                                             ---------     ---------
                                               580,785       604,774
                                             ---------     ---------
Costs and expenses
  Costs applicable to sales                    345,679       265,103
  Depreciation, depletion and amortization      91,457        76,503
  Exploration and research                      39,147        40,549
  General and administrative                    36,937        34,329
  Interest, net of capitalized interest
    of $4,661 in 1996 and $9,609 in 1995        32,652        26,137
  Write-off of exploration property               -           18,767
  Other                                          8,795         8,641
                                             ---------     ---------
                                               554,667       470,029
                                             ---------     ---------
Equity in income of affiliated companies        35,586        20,996
                                             ---------     ---------
Pre-tax income                                  61,704       155,741

Income tax benefit (provision)                  10,755       (35,428)
                                             ---------     ---------
Net income                                      72,459       120,313

Preferred stock dividends                         -           11,859
                                             ---------     ---------
Net income applicable to common shares       $  72,459     $ 108,454
                                             =========     =========

Net income per common share                  $    0.66     $    1.12
                                             =========     =========
Weighted average number of shares of
  common stock and common stock
  equivalents outstanding                      109,672        96,661

Cash dividends declared per common share     $    0.36     $    0.36

              NEWMONT GOLD COMPANY AND SUBSIDIARIES
                   Consolidated Balance Sheets
                          (In thousands)
                            (Unaudited)

                                          September 30,   December 31,
                                               1996           1995
                                          ------------    ------------
Assets
  Cash and cash equivalents                $  187,091      $   59,142
  Short-term investments                       12,319          11,820
  Accounts receivable                          38,814          24,458
  Inventories                                 211,718         173,984
  Other current assets                         45,817          20,128
                                           ----------      ----------
     Current assets                           495,759         289,532

  Property, plant and mine
    development, net                        1,293,311       1,255,278
  Investments                                  90,280          31,658
  Other long-term assets                      200,269         197,302
                                           ----------      ----------
          Total assets                     $2,079,619      $1,773,770
                                           ==========      ==========
Liabilities
  Short-term debt                          $   42,554      $   29,179
  Current portion of long-term debt            19,250           4,375
  Accounts payable                             46,323          38,570
  Other accrued liabilities                   110,191         122,312
                                           ----------      ----------
     Current liabilities                      218,318         194,436

  Long-term debt                              585,009         604,259
  Reclamation and remediation
    liabilities                                62,344          64,795
  Other long-term liabilities                  87,059          85,352
                                           ----------      ----------
          Total liabilities                   952,730         948,842
                                           ----------      ----------
Contingencies

Stockholders' Equity
  Common stock                                  1,102           1,049
  Capital in excess of par value              426,692         160,081
  Retained earnings                           701,363         666,161
  Treasury stock                               (2,268)         (2,363)
                                           ----------      ----------
          Total stockholders' equity        1,126,889         824,928
                                           ----------      ----------
          Total liabilities and
            stockholders' equity           $2,079,619      $1,773,770
                                           ==========      ==========

              NEWMONT GOLD COMPANY AND SUBSIDIARIES
              Statements of Consolidated Cash Flows
                           (In thousands)
                             (Unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                               ---------------------
                                                  1996        1995
                                               ---------   ---------
Operating activities:
  Net income                                   $  72,459   $ 120,313
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization    91,457      76,503
      Distributions less than earnings of
        affiliates                                (5,362)     (5,019)
      Deferred taxes                               1,430       1,850
      Gain on disposition of investment             -       (113,188)
      Write-off of exploration property             -         18,767
      Other                                         -          1,128
                                               ---------   ---------
                                                 159,984     100,354
      (Increase) decrease in operating assets:
        Accounts receivable                      (12,767)      6,047
        Inventories                              (48,074)    (44,854)
        Other assets                             (17,635)      4,742
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses      5,100      44,286
        Accrued income taxes                        (641)      7,850
      Other operating                              1,378      (6,625)
                                               ---------   ---------
Net cash provided by operating activities         87,345     111,800
                                               ---------   ---------
Investing activities:
  Additions to property, plant and mine
    development                                 (186,717)   (232,127)
  Advances to joint venture                       (7,944)    (19,898)
  Proceeds from sale of investment                  -        116,354
  Other                                           (1,179)     (6,805)
                                               ---------   ---------
Net cash used in investing activities           (195,840)   (142,476)
                                               ---------   ---------
Financing activities:
  Proceeds from short-term borrowings             13,375       8,047
  Proceeds from long-term borrowings                -         15,000
  Repayments of long-term borrowings              (4,375)       -
  Proceeds from issuance of common stock         266,980       4,857
  Dividends paid on common stock                 (39,536)    (34,753)
  Dividends paid on preferred stock                 -        (11,860)
  Debt issuance costs                               -           (222)
                                               ---------    --------
Net cash provided by (used in) financing
  activities                                     236,444     (18,931)
                                               ---------    --------

              NEWMONT GOLD COMPANY AND SUBSIDIARIES
              Statements of Consolidated Cash Flows
                          (In thousands)
                            (Unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                               ---------------------
                                                  1996        1995
                                               ---------   ---------
Net increase in cash and cash equivalents      $ 127,949   $ (49,607)
Cash and cash equivalents at beginning of
  period                                          59,142     160,637
                                               ---------   ---------
Cash and cash equivalents at end of period     $ 187,091   $ 111,030
                                               =========   =========

Supplemental information:
  Interest paid, net of amounts capitalized
    of $4,661 in 1996 and $9,609 in 1995       $  41,089   $   5,398
  Income taxes paid                            $   2,000   $  14,492


              NEWMONT GOLD COMPANY AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
                           (Unaudited)


(1)  Basis of Preparation of Financial Statements

     These unaudited interim financial statements of Newmont Gold Company ("NGC") and subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, so long as the statements are not misleading.

     In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature except that included in the nine months ended September 30, 1995 are a write-down of the carrying value of an exploration property for $18.8 million and an additional provision for reclamation on such property of $4.5 million. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 1995 Annual Report on Form 10-K.

     Newmont Mining Corporation ("NMC") owns approximately 91% of NGC's common stock. All of NMC's operations are held through NGC.

      Certain prior year amounts have been reclassified to conform with the current year presentation.


(2)      Batu Hijau Transaction

     In July 1996, the Company and Sumitomo Corporation ("Sumitomo") entered into a definitive joint venture agreement to develop and operate the Batu Hijau copper/gold deposit in Indonesia. Capital costs of the project are expected to be $1.6 billion. When considering interest during construction, cost escalations and working capital, total costs will approximate $1.9 billion. Under the terms of the agreement, after contributions are made by both parties, the Company will retain a 45% interest in the project and Sumitomo will have a 35% interest. The remaining 20% is held by an Indonesian company.

     The Company will contribute its interest in the project and Sumitomo will contribute an agreed upon amount of cash, expected to be approximately $245 million. The parties' obligations to make their contributions to the joint venture are subject to certain conditions including receipt of certain approvals of the Indonesian government and securing satisfactory project financing commitments (which is expected to be completed by mid-1997). Until these conditions are satisfied, Sumitomo has agreed to fund up to $130 million of project costs through non-interest bearing loans. Effective July 1996, the Company has accounted for this project as an equity investment. At September 30, 1996 the Company's investment was $47.6 million.

     Excluded from the statements of consolidated cash flows are the effects of non-cash transactions. The following reflects the adjustments made to the Company's balance sheet subsequent to June 30, 1996 for the Batu Hijau transaction discussed above (in thousands):

                                                      Increase (decrease)
                                                      -------------------
     Assets
       Other current assets                               $    (849)
       Property, plant and mine development, net            (43,936)
       Investments                                           48,210
       Other long-term assets                                (3,607)
                                                          ---------
          Total assets                                    $    (182)
                                                          =========
     Liabilities
       Accounts payable                                   $    (182)
                                                          ---------
          Total liabilities                               $    (182)
                                                          =========


(3)  Inventories

                                     September 30,     December 31,
                                         1996              1995
                                     -------------     ------------
                                             (In thousands)
     Current:
       Ore and in-process                $111,985          $101,684
       Precious metals                     43,125            29,691
       Materials and supplies              54,730            40,651
       Other                                1,878             1,958
                                         --------          --------
                                         $211,718          $173,984
                                         ========          ========
     Non-current:
       Ore in stockpiles (included
         in other assets)                $ 65,228          $ 53,167
                                         ========          ========


(4)  Investment in Minera Yanacocha

      Included in investments is the Company's 38% equity investment in Minera Yanacocha, S.A. ("Minera Yanacocha"), a Peruvian entity. Summarized financial information of Minera Yanacocha is as follows:

                              Three Months Ended    Nine Months Ended
                                 September 30,         September 30,
                              ------------------    ------------------
                                1996      1995        1996      1995
                              --------  --------    --------  --------
                                          (In thousands)
Sales                         $ 84,239  $ 55,097    $238,915  $152,402
Costs applicable to sales
  and depreciation, depletion
  and amortization            $ 28,324  $ 20,591    $ 85,469  $ 56,417
Exploration                   $  4,731  $  4,429    $ 13,226  $  9,818
Other, including Peruvian
  income tax provision        $ 16,006  $  9,522    $ 44,212  $ 28,101
Net income                    $ 35,178  $ 20,555    $ 96,008  $ 58,066


                                At September 30,    At December 31,
                                      1996               1995
                                ----------------    ---------------
                                          (In thousands)

Current assets                      $ 68,434          $ 71,705
Non-current assets                    98,008            88,114
                                    --------          --------
     Total assets                   $166,442          $159,819
                                    ========          ========
Current liabilities                 $ 50,391          $ 49,977
Non-current liabilities               36,530            48,335
                                    --------          --------
     Total liabilities              $ 86,921          $ 98,312
                                    ========          ========
Total equity                        $ 79,521          $ 61,507
                                    ========          ========


     In September 1994, an affiliate of Bureau de Recherches Geologiques et Minieres, the geological and mining bureau of the French government ("BRGM"), announced its intention to transfer its 24.7% interest in Minera Yanacocha to another entity. The Company and Compania de Minas Buenaventura, S.A. ("Buenaventura"), 38.0% and 32.3% owners of Minera Yanacocha, respectively, filed suit in Peru to seek enforcement of a provision in the bylaws of Minera Yanacocha, giving shareholders preemptive rights on the proposed sale or transfer of any shareholder's interest. In February 1995, an appellate court in Peru issued a preliminary ruling in favor of the Company and Buenaventura, both of whom elected to exercise their preemptive rights to acquire their proportionate share of the 24.7% interest. In accordance with the court ruling, Minera Yanacocha canceled the BRGM shares and issued shares representing interests in Minera Yanacocha of 13.35% to the Company and 11.35% to Buenaventura. The Company deposited $48.6 million for its additional interest, together with the additional shares, with a Peruvian bank pending the final resolution of the case. The Company borrowed the $48.6 million from the same

Peruvian bank with the right of set off against the deposit, and accordingly, these amounts have been netted. The trial hearing in the case occurred in July 1996 and a ruling was issued in September 1996. The ruling provided that the Company and Buenaventura have the right to acquire the 24.7% interest for a purchase price of $109.3 million, $59.1 million attributable to the 13.35% interest of the Company. As established by such ruling, the preemptive rights were triggered in November 1993 and thus the valuation of the shares held in escrow were calculated as of such date. The BRGM has filed an appeal challenging the court's determination that the preemptive rights were triggered and the date and amount of the valuation. As a result of the ruling, and subject to final decision of the Peruvian appellate courts, the Company owns 51.35% of Minera Yanacocha. This additional 13.35% interest will not be reflected in the Company's financial statements until a final decision is made by the Peruvian appellate courts on the pending appeals. Dividends that the Company has received related to the 13.35% interest amounted to $18.6 million at September 30, 1996 and are included in other accrued liabilities. The Company intends to fund the purchase of the additional interest with its available cash or borrowings under credit facilities.


(5) Common Stock Issue

     In January 1996, NMC issued 4.65 million shares of common stock for $51.87 per share under an existing shelf registration statement filed with the Securities and Exchange Commission. Proceeds of the issue netted $241.3 million which were used to purchase an equal number of shares of common stock of NGC directly from NGC.


(6)  Contingencies

Environmental Obligations

     Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements. Such costs are accrued and charged over the expected operating lives of the Company's mines using a unit-of-production method. At September 30, 1996 and December 31, 1995, $20.3 million and $19.0 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

     In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Based upon the Company's best estimate of its liability for these matters, $52.0 million and $55.8 million were accrued for such liabilities at September 30, 1996 and December 31, 1995, respectively. These amounts are included in other current liabilities and reclamation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 100% greater or 5% lower than the amount accrued at September 30, 1996.

    A discussion of the environmental obligations associated with former mining activities as of September 30, 1996 follows.

Idarado Mining Company ("Idarado") - 80.1% owned by NGC

     In July 1992, NMC and Idarado signed a consent decree with the State of Colorado ("State") which was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally referred to as the "Superfund Act." Idarado settled natural resources damages and past and future response costs and provided habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified remediation work related to its former mining activities in the Telluride/Ouray area of Colorado. The Company's best estimate of the remaining cost of this work is included in the accrued liability for environmental matters, as previously discussed. The Company expects to complete the remediation work at this property by the end of 1997. If the remediation work does not meet certain measurement criteria specified in the consent decree, the State and court reserve the right to require Idarado to perform other remediation work. Idarado and the Company have obtained a $16.3 million letter of credit to secure their obligations under the consent decree.

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

     The parties have entered into a consent decree with respect to Phase II which apportions liabilities and responsibilities for the site among the various parties. The EPA has approved remedial actions for selected components of Resurrection's portion of the site, which were initiated in 1995. However, the EPA has not yet selected the final remedy for the site. Accordingly, the Company cannot yet determine the full extent or cost of its share of the remedial action which will be required under Phase II. The government agencies may also seek to recover for damages to natural resources.

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


(7)  Supplementary Data

     The ratio of earnings to fixed charges for the nine months ended September 30, 1996 was 2.4.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

     The following discussion summarizes the results of operations of Newmont Gold Company ("NGC") and its subsidiaries (collectively, the "Company") for the quarters and nine month periods ended September 30, 1996 and 1995 and changes in its financial condition from December 31, 1995 to September 30, 1996.
Newmont Mining Corporation ("NMC") owns approximately 91% of NGC's common stock. All of NMC's operations are held through NGC. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1995 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     The Company earned $39.1 million, or $0.35 per share, and $72.5 million, or $0.66 per share, in the quarter and nine months ended September 30, 1996, respectively, compared with $27.9 million, or $0.25 per share, in the respective 1995 quarter, and $63.4 million, or $0.53 per share, before considering certain gains and charges in the nine-month 1995 period. The nine-month period of 1995 included a gain of $113.2 million, or $72.0 million after-tax ($0.75 per share), on the sale of the NGC's interest in Southern Peru Copper Corporation and a charge of $23.3 million, or $15.1 million after-tax ($0.16 per share), for the write-off and reclamation accrual associated with the Ivanhoe exploration property. This resulted in total net income of $120.3 million, or $1.12 per share in the first nine months of 1995. The Company's total equity production rose to 663,700 ounces in the third quarter of 1996 from 504,300 ounces in the third quarter of 1995 at a weighted average cash cost of production per ounce of $212 in the 1996 quarter compared to $193 in the 1995 quarter. During the first nine months of 1996, the Company's total equity production rose to 1,666,200 ounces from 1,328,000 ounces in the first nine months of 1995 at a weighted average cash cost of production per ounce of $220 in 1996 compared to $210 in 1995. The Company expects its total equity gold production to approximate 2.2 million ounces in 1996.

     During the third quarter of 1996, consolidated gold sales (which exclude the Company's equity interest in Minera Yanacocha's production) were 580,300 ounces at an average price of $390 per ounce, compared to 449,800 ounces at an average price of $383 per ounce in the third quarter of 1995. During the first nine months of 1996, consolidated gold sales were 1,428,200 ounces at an average price of $393 per ounce compared to 1,177,400 ounces at an average price of $384 per ounce in the first nine months of 1995.

     The 130,500 ounce increase in sales during the third quarter of 1996 compared to the third quarter of 1995 resulted in a $50.0 million increase in sales revenue, while the $7 increase in the average per ounce gold price over the same period resulted in a $3.7 million increase. The 250,800 ounce increase in sales during the first nine months of 1996 compared to the same period of 1995 resulted in a $96.3 million increase in sales revenue, while the $9 increase in the average per ounce gold price over the same period resulted in a $13.8 million increase.

    The higher sales in the 1996 periods are partially due to the Company's 50% share of production of the Zarafshan-Newmont Joint Venture ("Zarafshan-Newmont") of 45,200 and 113,100 ounces during the third quarter and first nine months of 1996, respectively. Zarafshan-Newmont commenced operations in the third quarter of 1995 with 3,100 ounces attributable to the Company's share. The Carlin operation also showed an increase in production of 39,200 ounces and 70,400 ounces for the third quarter and first nine months of 1996, respectively, resulting in total production of 485,900 ounces and 1,244,700 ounces, respectively. The increased production at Carlin is primarily due to the mining of high grade underground ore and increased throughput at the refractory ore treatment plant. Additionally, the Minahasa operation in Indonesia produced 49,200 ounces in the third quarter and 76,100 ounces since production commenced in early 1996. Of these ounces, 5,700 were produced before commercial operations commenced, and the revenue from these ounces was credited against the capitalized costs of the project. All of Minahasa's 1996 production has been sold at $454 per ounce as a result of Minahasa having entered into forward sales contracts in 1994.

     The Company's equity income from its 38% interest in Minera Yanacocha S.A. increased to $13.4 million in the third quarter of 1996 from $7.8 million in the third quarter of 1995 and to $36.5 million in the first nine months of 1996 from $22.1 million in the first nine months of 1995. Minera Yanacocha produced 219,400 ounces, or 83,400 ounces attributable to the Company's interest, in the third quarter of 1996 compared to 143,400 ounces, or 54,500 ounces attributable to the Company's interest, in the third quarter of 1995. Total cash costs were $99 per ounce in the third quarter of 1996 compared to $120 per ounce in the third quarter of 1995. Minera Yanacocha produced 611,300 ounces, or 232,300 ounces attributable to the Company's interest, in the first nine months of 1996 compared to 396,400 ounces, or 150,600 ounces attributable to the Company's interest, in the first nine months of 1995. Total cash costs were $107 per ounce in the first nine months of 1996 compared to $115 per ounce in the first nine months of 1995. The increases in production are primarily due to a third mine coming into production in early 1996, and the processing of higher grade ore in 1996 compared to 1995.

     Primarily as a result of the production increases, costs applicable to sales increased $41.9 million and $80.6 million in the third quarter and first nine months of 1996, respectively, when compared to the same periods in 1995.
Of these amounts, $21.5 million and $41.6 million relate to Carlin operations for the third quarter and nine months of 1996, respectively. In addition, $20.4 million and $39.2 million relate to the Company's share of costs attributable to Zarafshan-Newmont and Minahasa during the third quarter and first nine months of 1996, respectively. On a per ounce of gold sold basis, costs applicable to sales were higher in the 1996 periods compared to the 1995 periods. The following tables summarize the significant components of these costs per ounce of gold sold:

                               Three Months Ended September 30,
                        ---------------------------------------------
                                     Zarafshan-              Consol-
                           Carlin      Newmont   Minahasa    idated
                        -----------  ----------  --------  ----------
                        1996   1995  1996  1995    1996    1996  1995
                        ----   ----  ----  ----    ----    ----  ----
Cash operating costs    $212   $172  $242  $217    $200    $214  $173
Royalties                 17     30     0     0       8      15    29
Other cash costs           2      2     0     0       0       1     2
                        ----   ----  ----  ----    ----    ----  ----
   Total cash costs      231    204   242   217     208     230   204
Other                      2      1     1     1       2       1     1
                        ----   ----  ----  ----    ----    ----  ----
   Total costs applic-
     able to sales      $233   $205  $243  $218    $210    $231  $205
                        ====   ====  ====  ====    ====    ====  ====

                                Nine Months Ended September 30,
                        ---------------------------------------------
                                     Zarafshan-              Consol-
                           Carlin      Newmont   Minahasa    idated
                        -----------  ----------  --------  ----------
                        1996   1995  1996  1995    1996    1996  1995
                        ----   ----  ----  ----    ----    ----  ----
Cash operating costs    $222   $188  $222  $217    $199    $221  $188
Royalties                 21     32     0     0       8      19    32
Other cash costs           1      4     0     0       0       0     4
                        ----   ----  ----  ----    ----    ----  ----
   Total cash costs      244    224   222   217     207     240   224
Other                      2      1     1     1       2       2     1
                        ----   ----  ----  ----    ----    ----  ----
   Total costs applic-
     able to sales      $246   $225  $223  $218    $209    $242  $225
                        ====   ====  ====  ====    ====    ====  ====


     The increase in Carlin production costs on a per-ounce-of-gold-sold basis in the third quarter and first nine months of 1996 was the result of higher costs related to underground mining and the refractory ore treatment plant as well as increased waste-to-ore ratios. The increase in production costs at Zarafshan-Newmont in the third quarter of 1996 was primarily the result of a reduction in the estimated gold recovery rate for this leach operation. Consolidated per ounce production costs are expected to continue to run higher than 1995 amounts for the balance of the year.

     For the third quarter and first nine months of 1996, royalty costs on an aggregate basis were $8.8 million and $27.1 million, respectively. This compares to royalty costs in the third quarter and first nine months of 1995 of $13.2 million and $37.4 million, respectively. The decrease in royalty costs on a per ounce basis is due to the lower production of royalty-burdened ore at Carlin, as previously discussed, and this is expected to continue the rest of the year.

     In addition to expensed production costs, the Company capitalized $16.1 million and $57.9 million of mining costs during the third quarter and first nine months of 1996, respectively. These costs were associated with deposits having diverse grade and waste-to-ore ratios, the largest being the Post deposit at Carlin. Capitalized costs in the third quarter and first nine months of 1995 were $5.7 million and $28.5 million, respectively. The current year increases are attributable to more tons being mined at deposits with these characteristics in the 1996 periods compared to the 1995 periods.

     Depreciation, depletion and amortization increased $5.4 million and $15.0 million in the third quarter and first nine months of 1996, respectively, compared to the same periods in 1995. The increase is primarily due to depreciation related to the facilities at Zarafshan-Newmont and Minahasa.

     The difference in exploration and research expense between the 1996 and 1995 periods is not considered significant and the amount of such expense for 1996 is expected to be at approximately the level incurred in 1995.

    General and administrative expenses increased $2.5 million and $2.6 million in the third quarter and first nine months of 1996, respectively, compared to the same periods in 1995. The increase is primarily due to higher legal costs associated with environmental and other corporate matters and higher insurance costs for political risk coverage associated with the foreign operations.

     Net interest expense increased $3.7 million and $6.6 million in the third quarter and first nine months of 1996, respectively, compared with the same respective periods in 1995. Total interest expense was not significantly different between the periods. Capitalized interest decreased as a result of the 1995 third quarter start-up of the Zarafshan-Newmont operation, which, for the nine month period, was partially offset by an increase in capitalized interest related to development of the Minahasa project which did not commence operations until April 1996.

    Interest income for the third quarter and first nine months of 1996 is $2.2 million and $9.0 million, respectively, compared to $2.0 million and $7.1 million for the respective 1995 periods. This increase is due to higher cash balances in the 1996 periods. Additionally, dividends, interest and other income in the third quarter and first nine months of 1995 includes $5.3 million and $28.3 million, respectively, for business interruption insurance recorded for the start-up problems with the refractory ore treatment plant. The first nine months of 1996 also includes $3.1 million of such insurance.

     In April 1995, the Company sold its 10.7% interest in Southern Peru Copper Corporation for $116.4 million, which resulted in a pre-tax gain of $113.2 million, as previously discussed.

     In the second quarter of 1995, a charge of $18.8 million was taken for the write-off of the Ivanhoe exploration property in Nevada after an evaluation of the property determined it was not suitable for development. In addition, a charge of $4.5 million, which is included in other expense, was taken for the estimated costs to remediate areas disturbed by previous mining and exploration activity on the property.

     Both years' effective tax rates benefit from, and are very sensitive to, the estimated amount of annual percentage depletion since it represents a significant portion of pre-tax financial income. In addition, during the first nine months of 1995, the Company recognized $41.2 million of taxes related to the sale of its investment in Southern Peru Copper Corporation. This charge was offset by a deferred tax benefit of approximately $8.1 million related to the previously mentioned $23.3 million charge associated with the Ivanhoe property.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 1996 the Company generated $87.3 million of cash flow from operating activities, received $267.0 million of proceeds from the issuance of common stock, including $241.3 million from the stock offering as discussed in Note 5 of Item 1, and borrowed $13.4 million under short-term credit facilities. A portion of these proceeds was used to fund $186.7 million of capital expenditures. Of this amount, approximately $125.2 million was spent on projects at the Carlin operations including capitalized mining costs, mine equipment, underground development and improvements to the refractory ore treatment plant. In addition, $24.0 million was spent for mine site development at the Minahasa operation, $15.1 million was spent for development plans at the Batu Hijau project through June 30, 1996 and $12.3 million was spent on construction of a new technical facility in Denver.

     Although cash requirements during 1996 are expected to exceed operating cash flow, the proceeds received from the common stock sale, as previously discussed, are expected to result in more than an adequate amount of funds to cover the Company's cash requirements for the year.

     Accounts receivable increased $14.3 million during the first nine months of 1996 primarily due to an increase in current estimated federal income taxes receivable.

     The increase in current inventories during the first nine months of 1996 is primarily attributable to the start-up of operations at Zarafshan-Newmont and Minahasa.

     Other current assets increased $25.7 million during the first nine months of 1996. The increase is primarily the result of advances to Zarafshan-Newmont of $17.7 million, $10.2 million of which was advanced in prior years and was reclassified from long-term assets in 1996.

     The $58.6 million increase in investments during the first nine months of 1996 results primarily from $47.6 million for the investment in Batu Hijau.

     As discussed in Note 2, in July 1996, the Company and Sumitomo Corporation ("Sumitomo") entered into an agreement to develop and operate the Batu Hijau project in Indonesia. The estimated cost for development of the open pit mine, mill, and infrastructure including employee housing, a port, electrical generation facilities, interest during construction, cost escalations and working capital is expected to approximate $1.9 billion. Batu Hijau contains a mineable resource of 11.7 billion pounds of copper and 13.4 million ounces of gold. Production is expected to begin around the turn of the century, with a projected mine life in excess of 20 years.

     Under the joint venture agreement between Sumitomo and the Company, the Company will, at the outset, contribute to the joint venture its interest in the project. Sumitomo will contribute, at the outset, approximately $168 million and in the months immediately following the date of the initial contributions, an estimated additional $77 million. The parties' obligations to make their initial contributions to the joint venture are subject to certain conditions, including receipt of certain approvals of the Indonesian government and securing satisfactory project financing commitments (which is expected to be completed by mid-1997). Until these conditions are satisfied, Sumitomo has agreed to fund up to $130 million of project costs through non-interest bearing loans. As a result of the contemplated ownership structure, the Company is accounting for its investment in Batu Hijau as an equity investment effective July 1996. The Company's investment at September 30, 1996 was $47.6 million.

     Sumitomo will provide or arrange for up to 60% of the total debt package that is arranged for the project up to $800 million. The Company expects to fund its share of project costs through operating cash flow and/or third party financing sources as required. Depending on financing arrangements, it is possible that the Company will have no cash requirements for the project until 1998.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     11  -  Statement re Computation of Per Share Earnings.
     12  -  Statement re Computation of Ratio of Earnings to Fixed
            Charges.
     27  -  Financial Data Schedule.

(b)  Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter ended September 30, 1996.

                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              NEWMONT GOLD COMPANY
                              (Registrant)





Date:  November 5, 1996       /s/ WAYNE W. MURDY
                              ------------------------------
                              Wayne W. Murdy
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)




Date:  November 5, 1996       /s/ GARY E. FARMAR
                              ------------------------------
                              Gary E. Farmar
                              Vice President and Controller
                              (Principal Accounting Officer)

                              EXHIBIT INDEX
                              -------------

                                                               Page
                                                               ----

Exhibit 11 - Statement re Computation of Per Share Earnings    21-22

Exhibit 12 - Statement re Computation of Ratios of Earnings    23
             to Fixed Charges

Exhibit 27 - Financial Data Schedule                           24


                                                    EXHIBIT 11
                                                    Page 1 of 2

              NEWMONT GOLD COMPANY AND SUBSIDIARIES
                COMPUTATION OF PER SHARE EARNINGS
                (In thousands, except per share)


PRIMARY EARNINGS PER SHARE CALCULATIONS


                                 Three Months Ended    Nine Months Ended
                                    September 30,          September 30,
                                 ------------------    ------------------
                                   1996       1995       1996      1995
                                 --------  --------    -------   --------
INCOME DATA:

  Net income                     $ 39,100  $ 27,859    $ 72,459  $120,313
  Preferred stock dividends          -       (3,953)       -      (11,859)
                                 --------  --------    --------  --------

  Net income applicable to
    common shares                $ 39,100  $ 23,906    $ 72,459  $108,454
                                 ========  ========    ========  ========

COMMON AND COMMON EQUIVALENT SHARES:

  Weighted average common shares  109,904    96,600     109,305    96,531
  Equivalent common shares from
    stock options                     317       214         367       130
                                 --------  --------    --------  --------
  Common and common equivalent
    shares                        110,221    96,814     109,672    96,661
                                 ========  ========    ========  ========

EARNINGS PER COMMON SHARE:

  Net income per common and
    common equivalent shares     $   0.35  $   0.25    $   0.66  $   1.12
                                 ========  ========    ========  ========

                                                    EXHIBIT 11
                                                    Page 2 of 2

              NEWMONT GOLD COMPANY AND SUBSIDIARIES
                COMPUTATION OF PER SHARE EARNINGS
                (In thousands, except per share)


FULLY DILUTED EARNINGS PER SHARE CALCULATIONS

                                   Three Months Ended  Nine Months Ended
                                      September 30,       September 30,
                                   ------------------  ------------------
                                     1996       1995     1996      1995
                                   --------  --------  -------   --------
INCOME DATA:

  Net income applicable to
    common shares                  $ 39,100  $ 27,859  $ 72,459  $120,313
                                   ========  ========  ========  ========

COMMON AND COMMON EQUIVALENT SHARES:

  Weighted average common shares    109,904    96,600   109,305    96,531
  Equivalent common shares from
    stock options                       317       214       367       154
  Equivalent common shares from
    conversion of preferred stock      -        7,899      -        7,899
                                   --------  --------  --------  --------
  Common and common equivalent
    shares                          110,221   104,713   109,672   104,584
                                   ========  ========  ========  ========

EARNINGS PER COMMON SHARE:

  Net income per common and common
    equivalent shares              $   0.35  $   0.27  $    0.66  $   1.15
                                   ========  ========  =========  ========

                                                     EXHIBIT 12


              NEWMONT GOLD COMPANY AND SUBSIDIARIES
        COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                (Amounts in thousands except ratios)
                            (Unaudited)

                                            Nine Months Ended
                                            September 30, 1996
                                            ------------------
Earnings:
  Income before income taxes                      $ 61,704

  Adjustments:
    Net interest expense (1)                        32,652
    Amortization of capitalized interest             2,022
    Portion of rental expense representative
     of interest                                     1,599
    Undistributed income of less than 50%
      owned entities                                (5,362)
                                                  --------
                                                  $ 92,615
                                                  ========
Fixed Charges:
  Net interest expense (1)                        $ 32,652
  Capitalized interest                               4,198
  Portion of rental expense representative
   of interest                                       1,599
                                                  --------
                                                  $ 38,449
                                                  ========

Ratio of earnings to fixed charges                     2.4
                                                  ========


(1) Includes interest expense of majority-owned subsidiaries and amortization of debt issuance costs. Excludes interest obligations of $0.8 million for the nine months ended September 30, 1996 for certain third party debt that the Company guarantees. The Company has not been required to pay any interest on these obligations in the past, nor does the Company expect to have to pay any amounts with respect to such debt in the future.