Form 10-K
period 1996-12-31
NEWMONT GOLD CO
filed 1997-03-31
CIK 793308

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        COMMON STOCK, $0.01 PAR VALUE                     NEW YORK STOCK EXCHANGE
                                                                PARIS BOURSE

        Securities registered pursuant to Section 12(g) of the Act: None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X No__

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT (BASED ON THE CLOSING SALE PRICE OF THE SHARES ON THE NEW YORK STOCK EXCHANGE) ON MARCH 26, 1997 WAS APPROXIMATELY $443,400,000.

THE NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING ON MARCH 26, 1997 WAS 109,938,688.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934 FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 5, 1997 (PART III).
================================================================================

                      (This page intentionally left blank)

     The forward-looking statements, projections and estimates herein relate, in all cases, to the properties and operations of Newmont Gold Company and its subsidiaries at December 31, 1996. In the event the proposed acquisition of Santa Fe Pacific Gold Corporation described under the heading "Recent Developments" is consummated, certain of such forward-looking statements made with reference to Newmont Gold Company and its subsidiaries on a consolidated basis will be subject to material modification.

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

INTRODUCTION

     Newmont Gold Company is a worldwide company engaged, directly or through its subsidiaries and affiliates, in gold production, exploration for gold and acquisition of gold properties worldwide. Newmont Gold Company, together with its subsidiaries (unless the context otherwise requires), is referred to herein as "NGC." NGC was incorporated in Delaware in 1965 under the name of Carlin Gold Mining Company as a wholly owned subsidiary of Newmont Mining Corporation ("NMC"). Following two public offerings of NGC's shares (June 1986 and April
1987) and consummation of the transaction with NMC described below, NMC now owns approximately 91% of the common stock and options to purchase additional shares of the common stock of NGC.

     Effective January 1, 1994, NGC acquired all of the operations and assets of NMC, except for NGC's common stock retained by NMC, and NGC assumed all of NMC's liabilities. The number of outstanding shares of NMC common stock equals the number of shares of common stock it owns of NGC so that stockholders of both companies have identical per share interests in the reserves, production, earnings and dividends of NGC. The income statements and balance sheets for the two companies are virtually the same with the only difference being the minority interest in NGC reflected in NMC's income statements and balance sheets.

     Substantially all of NGC's consolidated sales and operating profit in 1995 and 1994 related to its gold mining activities. In 1996, NGC's consolidated sales resulted from operations in the United States, Uzbekistan and Indonesia. In 1996, 74% of NGC's equity production of gold related to its U.S. operations and 26% of such production related to its foreign operations. At December 31, 1996, approximately 19% of NGC's consolidated assets related to its foreign operations.

OPERATION AND PRODUCTION

  OVERVIEW

     NGC produces gold from the Carlin Trend in Nevada. It also produces gold through a 51.35% owned company in Peru which commenced gold production in August 1993 and a 50% owned venture in Uzbekistan which commenced gold production in September 1995. NGC additionally has an 80% interest in an Indonesian company which commenced gold production in March 1996 and an 80% interest in a second Indonesian company that holds an interest in a large copper/gold project which is currently in the pre-construction stage. NGC also has a 44% interest in a project in Mexico which is undergoing development and is scheduled to commence production in 1998. In addition to exploration activities conducted in connection with these operations and projects, NGC continues to explore for gold and/or is conducting joint venture activities in other parts of these countries as well as Canada, Ecuador and certain countries in the Caribbean and Asia. NGC had 37.1 million equity ounces of proven and probable gold reserves at December 31, 1996 and 28.8 million equity ounces of proven and probable gold reserves at December 31, 1995.

  CARLIN, NEVADA

     Production

     NGC's U.S. operations are located on the geological feature known as the Carlin Trend which NMC discovered in 1961. The Carlin Trend, which is located near Carlin, Nevada, is the largest gold district discovered in North America in this century. See map on page three. Since it began production in 1965, through the end of 1996, NGC has produced approximately 18.7 million ounces of gold from the Carlin Trend.

     From the Carlin Trend, NGC produced 1,700,000 ounces of gold in 1996, 1,634,500 ounces of gold in 1995 and 1,555,300 ounces of gold in 1994. Gold production at NGC's Carlin operations in 1997 is expected to approach 1.8 million ounces.

     In 1996, ore was mined from eleven open-pit deposits and from four underground mines. The Tusc open-pit mine opened in May 1994. Two other open-pit mines, Lantern and North Star opened in 1995. Four open-pit deposits opened in 1996 (Beast, Lantern, Bootstrap and Sold). The Carlin East and Rain underground mines commenced production in late 1994. The Carlin Main and Deep Star underground mines commenced production in early 1995.

     The Post pit is mined by Barrick Goldstrike Mines Inc. under a joint mining agreement. At the end of 1996, the lower and deep zones of this ore body contained approximately 4.9 million ounces of proven and probable gold reserves for NGC's account. The parties share the cost of mining the ore body in proportion to their interests in the contained gold. See also page 32.

     The following table presents Carlin Trend mine production data:

                          CARLIN TREND MINE PRODUCTION
                             DRY SHORT TONS (000S)
                        FOR THE YEARS ENDED DECEMBER 31,

                                             1996                                  1995                             1994
                              -----------------------------------   -----------------------------------   -------------------------
                               MILL    LEACH                         MILL    LEACH                         MILL    LEACH
                               ORE      ORE      WASTE     TOTAL     ORE      ORE      WASTE     TOTAL     ORE      ORE      WASTE
                              ------   ------   -------   -------   ------   ------   -------   -------   ------   ------   -------
Open-Pit:
  Genesis...................     968    6,496    26,242    33,706    3,246   15,193    44,792    63,231    3,354   10,591    44,199
  Bootstrap.................     310      872     2,193     3,375       --       --        --        --       --       --        --
  Carlin....................      --       --        --        --       13       65     2,460     2,538       86      954     1,853
  Lantern...................     351      416     2,774     3,541       --       --        --        --       --       --        --
  Post......................   1,037      136    78,180    79,353    2,084      752    63,024    65,860      404    3,941    43,186
  Gold Quarry...............   7,874   26,086    40,899    74,859    8,944   32,099    44,639    85,682    9,518   34,885    52,379
  Tusc......................     533    4,805    16,906    22,244      219    2,399    14,743    17,361      100      454     5,654
  North Star................     695    2,593    12,774    16,062       11      187     1,936     2,134       --       --        --
  Rain......................      --       --        --        --       --       --        --        --      270    1,230       930
  Sold......................      --      825     1,294     2,119       --       --        --        --       --       --        --
  Beast.....................      89    2,579     3,514     6,182       --       --        --        --       --       --        --
                              ------   ------   -------   -------   ------   ------   -------   -------   ------   ------   -------
    Total Open-Pit..........  11,857   44,808   184,776   241,441   14,517   50,695   171,594   236,806   13,732   52,055   148,201
                              ------   ------   -------   -------   ------   ------   -------   -------   ------   ------   -------
Underground:
  Carlin East...............     278       --        --       278      271       --        --       271       31        7        --
  Carlin Main...............     123       --        --       123       72       --        --        72        3       --        --
  Deep Star.................     145       --        --       145       15       --        --        15       --       --        --
  Rain......................     160        6        --       166      146       --        --       146       48        3        --
                              ------   ------   -------   -------   ------   ------   -------   -------   ------   ------   -------
    Total Underground.......     706        6        --       712      504       --        --       504       82       10        --
                              ------   ------   -------   -------   ------   ------   -------   -------   ------   ------   -------
    Grand Total.............  12,563   44,814   184,776   242,153   15,021   50,695   171,594   237,310   13,814   52,065   148,201
                              ======   ======   =======   =======   ======   ======   =======   =======   ======   ======   =======

                               1994
                              -------

                               TOTAL
                              -------
Open-Pit:
  Genesis...................   58,144
  Bootstrap.................       --
  Carlin....................    2,893
  Lantern...................       --
  Post......................   47,531
  Gold Quarry...............   96,782
  Tusc......................    6,208
  North Star................       --
  Rain......................    2,430
  Sold......................       --
  Beast.....................       --
                              -------
    Total Open-Pit..........  213,988
                              -------
Underground:
  Carlin East...............       38
  Carlin Main...............        3
  Deep Star.................       --
  Rain......................       51
                              -------
    Total Underground.......       92
                              -------
    Grand Total.............  214,080
                              =======

     NGC owns in fee or controls through long-term mining leases and unpatented mining claims all of the minerals and surface area within the boundaries of the present mining areas of its Carlin Trend deposits. Such long-term leases extend for at least the anticipated mine life of those deposits. With respect to Gold Quarry, NGC owns a 10% undivided interest in the minerals in a majority of the present and projected mining areas, and with respect to the remaining 90% has agreed to pay a royalty on production to third party lessors that is equivalent to 18% of production therefrom. NGC's royalty commitments to other parties with respect to other portions of the Gold Quarry property and certain of its other properties are much less significant. See also page 32. For information regarding risks associated with unpatented mining claims, see page 22.

                            [INSERT NEVADA PROPERTY]

     Processing Facilities

     Oxide ore is amenable to gold extraction through the use of size-reduction processes, such as crushing and grinding, and the dissolution of the gold in such ore using conventional cyanidation treatment techniques. Refractory ore at Carlin contains minerals which require pre-treatment, such as roasting, to optimize recovery of gold from high grade refractory ore using conventional cyanidation processes. Approximately 73% of NGC's proven and probable gold reserves on the Carlin Trend are refractory and the balance are oxide.

     NGC currently has three operating oxide mills on the Carlin Trend (Mill No. 4, Mill No. 5 and Mill No. 3). Mill No. 3 is currently being operated on a batch basis, having operated for four months in 1996 and being scheduled to operate for two months in 1997.

     Processing at NGC's oxide leaching operations includes crushing ore at two plants and leaching ore at four heap leach facilities using cyanidation for gold recovery.

     In the fall of 1994, NGC completed construction of a refractory ore treatment plant, or roaster, known as Mill No. 6, to treat high-grade refractory ores that contain either sulfides or active carbon. Partial operation was achieved in October 1994, but because of a mechanical problem and a fire in a component of the Mill, final start-up was delayed until the end of December 1994. Ore processed through the plant yielded approximately 354,400 ounces of gold in 1995 and approximately 540,000 ounces of gold in 1996. This plant is expected to account for approximately 40% of NGC's Carlin gold production in 1997. To finance the facility, the plant was sold to a third party and leased back to NGC in September 1994 pursuant to a 21-year lease. For a discussion of the financing of the refractory ore treatment plant, see page 50.

     In 1996, operation of NGC's large-scale bioleach demonstration facility for processing low-grade refractory ores at Gold Quarry resulted in the production of approximately 28,000 ounces of gold at a processing cost of $207 per ounce. This demonstration facility will operate through 1997 to pretreat a third batch of ore using NGC's patented bacterial oxidization process. After bio-oxidation, these ores will be leached with either cyanide or ammonium thiosulfate. Additionally, NGC is using a direct ammonium thiosulfate treatment without bio-oxidation on some ore types.

     A feasibility study completed in 1996 has resulted in a plan to commence construction on an 8 million ton per year commercial refractory bioleach facility near the Gold Quarry open-pit mine. Following receipt of environmental permits which are expected in the fourth quarter of 1997, the leaching process will commence in 1998 with full production anticipated in 1999. The facility is expected to process in excess of 100 million tons of low-grade refractory ore from the Gold Quarry deposit and to produce approximately 3 million ounces of gold over the 13 year project life.

     The following table presents Carlin Trend mill and leach production data:

                     CARLIN TREND MILL AND LEACH PRODUCTION
                        FOR THE YEARS ENDED DECEMBER 31,

                                         1996                                     1995                          1994
                        --------------------------------------   --------------------------------------   ----------------
                         DRY      GRADE                           DRY      GRADE                           DRY      GRADE
                        SHORT    (OUNCES    OUNCES    AVERAGE    SHORT    (OUNCES    OUNCES    AVERAGE    SHORT    (OUNCES
                         TONS      PER     PRODUCED   RECOVERY    TONS      PER     PRODUCED   RECOVERY    TONS      PER
                        (000S)    TON)      (000S)    RATE(%)    (000S)    TON)      (000S)    RATE(%)    (000S)    TON)
                        ------   -------   --------   --------   ------   -------   --------   --------   ------   -------
Mill No. 1............      --       --         --        --         --       --         --        --        188    0.135
Mill No. 2............      --       --         --        --         --       --         --        --      1,034    0.081
Mill No. 3............     242    0.186       39.6      84.9        105    0.211       19.9      87.6        859    0.079
Mill No. 4............   2,741    0.071      152.7      75.8      2,713    0.063      139.6      80.6      2,736    0.129
Mill No. 5............   5,904    0.084      400.8      77.8      6,172    0.091      473.5      82.8      6,264    0.077
Mill No. 6............   2,364    0.257      540.0      86.1      1,383    0.281      354.4      91.0        701    0.081
                        ------             -------               ------             -------               ------
  Total...............  11,251    0.119    1,133.1      79.1     10,373    0.109      987.4      83.4     11,782    0.091
                        ======                                   ======                                   ======
Leach Operations......  41,909    0.023      566.9        --(1)  44,095    0.023      647.1        --(1)  52,381    0.021
                        ======             -------               ======             -------               ======
Total Ounces Produced...                   1,700.0                                  1,634.5
                                           =======                                  =======

                               1994
                        -------------------

                         OUNCES    AVERAGE
                        PRODUCED   RECOVERY
                         (000S)    RATE(%)
                        --------   --------
Mill No. 1............     24.3      87.7
Mill No. 2............     85.1      82.7
Mill No. 3............     59.1      80.9
Mill No. 4............    292.3      80.7
Mill No. 5............    396.1      79.5
Mill No. 6............     44.6      85.5
                        -------
  Total...............    901.5      80.7

Leach Operations......    653.8        --(1)
                        -------
Total Ounces Produced.  1,555.3
                        =======

---------------

(1) Leach recovery from tons placed on leach pads fluctuates from year-to-year due to ore grade, differing solution application rates and cycle times, as well as varying quantities of unleached material placed on pads.

     Other Facilities

     The gold-bearing activated carbon from NGC's Carlin milling and leaching facilities is processed at a central carbon processing plant with the recovered gold produced into bars of dore at an adjacent refinery.

     An analytical laboratory and administration office is located in the vicinity of Mills No. 5 and 6. NGC also has an advanced metallurgical research laboratory in Denver, Colorado.

     Electrical power and natural gas for NGC's Nevada operations are provided by public utilities. Oxygen for the refractory ore treatment plant is provided by Praxair Inc. on a contract basis from an oxygen plant constructed by Praxair Inc. on land leased from NGC which is currently the sole consumer of the oxygen produced.

     Refining

     NGC has refining agreements with three foreign refiners and one U.S. refiner to further refine the dore bars to 0.995 or better, recognized as marketable on world markets. Under the terms of the agreements with these refiners, the dore bars are toll refined and the refined gold and the separately recovered silver are returned to NGC's account for sale to third parties. Management believes that because of the availability of alternative refiners, each able to supply all services needed by NGC for its Nevada operations, no adverse effect would result if NGC lost the services of any of its current refiners.

     Exploration

     NGC conducts extensive exploration along the Carlin Trend. NGC owns or otherwise controls the mineral interests on approximately 628 square miles of property along the Carlin Trend. In 1996, a total of 723 holes totaling 532,717 feet were drilled by NGC on the Carlin Trend in connection with reserve development and exploration activities. This compares with approximately 715 holes totaling 496,606 feet drilled in 1995. Exploration by underground methods continues to facilitate the definitive location of deeper deposits of gold ore.

     In 1996, approximately $23 million was spent by NGC on reserve development and exploration on the Carlin Trend. A similar amount is expected to be spent in 1997.

  PERU

     Introduction

     NGC produces gold through Minera Yanacocha S.A. ("Minera Yanacocha") in Peru. In 1986, NGC discovered the Yanacocha gold deposit which has since become the largest gold district in South America. Minera Yanacocha began production in 1993. Due to a favorable decision in February 1997 by the Peruvian Superior Court in the litigation described below, NGC is considered to have acquired for reporting purposes an additional 13.35% interest in Minera Yanacocha in 1997, bringing NGC's ownership interest in Minera Yanacocha to 51.35%.

     In November 1993, the French government announced its intention to privatize the mining assets of Bureau de Recherches Geologiques et Minieres, the geological and mining bureau of the French government ("BRGM"), and in September 1994 BRGM announced its intention to transfer its 24.7% interest in Minera Yanacocha to another entity. NGC and Compania de Minas Buenaventura, S.A. ("Buenaventura"), then 38% and 32.3% owners of Minera Yanacocha, respectively, filed suit in Peru to seek enforcement of a provision in the by-laws of Minera Yanacocha, giving shareholders preemptive rights on the proposed sale or transfer of any shareholder's interest. The caption of the suit is Compania Minera Condesa et al. v. Bureau de Recherches Geologiques et Minieres, Case No. 944-94-A (300-96RC), Fifth Specialized Civil Court In and For Lima. In February 1995, an appellate court in Peru issued a preliminary ruling in favor of NGC and Buenaventura, both of whom elected to exercise their preemptive rights to acquire their proportionate share of the 24.7% interest. In accordance with the court ruling, Minera Yanacocha canceled the BRGM shares and issued shares representing interests in Minera Yanacocha of 13.35% to NGC and 11.35% to Buenaventura. NGC deposited $48.6 million for its additional interest, together with the additional shares, with a Peruvian bank pending the final resolution of the case. The trial hearing in the case occurred in July 1996 and a ruling in NGC's and Buenaventura's favor was issued in September 1996. The trial court ruling provided that NGC and Buenaventura have the right to acquire the 24.7% interest for a purchase price of $109.3 million, $59.1 million attributable to the 13.35% interest of NGC. In February 1997, the Peruvian Superior Court upheld the decision of the trial court. As discussed above, as a result of the Superior Court's decision, NGC is considered to have acquired for reporting purposes the additional 13.35% interest in February 1997. Therefore, beginning in 1997, NGC will be consolidating Minera Yanacocha in its financial statements. Previously, NGC had accounted for the 38% interest in Minera Yanacocha on an equity basis. BRGM and other defendants in the suit have filed a request for review of the Superior Court decision by the Supreme Court of Peru. Peruvian counsel has advised NGC that decisions of the Superior Court can be modified by the Supreme Court only in very limited circumstances and that it is not likely that further review will be granted. However, there can be no assurances that such review will not be granted. In the event such review is granted, there can be no assurance that the Peruvian Supreme Court will not modify the decision of the Peruvian Superior Court in a way that could have a material adverse effect on the results of operations of NGC.

     Minera Yanacocha has mining rights with respect to a large land position, which includes the Carachugo, Maqui Maqui, Yanacocha Norte, San Jose and Encajon deposits as well as other prospects. Such mining rights were acquired through assignments of concessions granted by the Peruvian government to a related entity. The assignments have a term of 20 years, renewable at the option of Minera Yanacocha for another 20 years. A wholly owned subsidiary of NGC acts as general manager of Minera Yanacocha.

     Minera Yanacocha has emphasized social development in the communities surrounding its mining operations. Since 1994, Yanacocha has built or rebuilt seven schools, developed social programs and built roads in such communities all of which have contributed to the growth of the local economies. Minera Yanacocha has an advisory role on the Ministry of Energy and Mines environmental affairs group to provide technical assistance with the development of achievable environmental strategies for Peru's mining industry.

     Production

     Three open-pit mines and two leach pads are in operation at Minera Yanacocha. Production commenced in August 1993 at the Carachugo deposit, in October 1994 at the Maqui Maqui deposit, which is located three miles north of Carachugo, and in January 1996 at the San Jose deposit which is located one mile southwest of

Carachugo. In 1996, production was 811,426 ounces of gold (308,300 equity ounces at 38%) at a total cash cost of $107 per ounce as compared to 1995 production of 552,000 ounces of gold (209,800 equity ounces at 38%) at a total cash cost of $119 per ounce and 1994 production of 304,600 ounces of gold (115,700 equity ounces at 38%) at a total cash cost of $135 per ounce. In 1997, production is expected to increase at least 5%, including production from the Yanacocha Norte open-pit mine and associated leach facility which is expected to commence production in late 1997.

     Minera Yanacocha's operations are accessible by road and are located approximately 375 miles north of Lima and 28 miles north of the city of Cajamarca. Power for the project is provided by diesel generators owned by Minera Yanacocha. The ore is not crushed, but transported directly to impermeable leach pads where the ore is treated with a weak cyanide solution which penetrates the ore dissolving the gold. The pregnant leach solution is collected and pumped through a Merrill-Crowe plant to remove the gold from the solution. After the gold is processed from the zinc precipitate, it is smelted into dore which is transported from the processing plant by a contractor and toll refined at refineries in Switzerland.

     Two new deposits were added to proven and probable gold reserves in 1996. The Yanacocha Norte deposit which is located one mile northwest of Carachugo contains 1.3 million ounces of gold (0.7 million equity ounces at 51.35%). Encajon, located one mile west of Carachugo, contains 0.5 million ounces of gold (0.3 million equity ounces at 51.35%). Total proven and probable gold reserves for Minera Yanacocha as of December 31, 1996 were 6.1 million ounces (3.1 million equity ounces at 51.35%) and 4.9 million ounces (1.9 million equity ounces at 38%) as of December 31, 1995.

     The following table presents Minera Yanacocha mine and leach production data:

                   MINERA YANACOCHA MINE AND LEACH PRODUCTION
                             DRY SHORT TONS (000S)
                        FOR THE YEARS ENDED DECEMBER 31,

                                       1996                      1995                      1994
                              -----------------------   -----------------------   ----------------------
                              LEACH                     LEACH                     LEACH
                               ORE     WASTE   TOTAL     ORE     WASTE   TOTAL     ORE    WASTE   TOTAL
                              ------   -----   ------   ------   -----   ------   -----   -----   ------
Carachugo...................   2,491   1,380    3,871    9,238   4,647   13,885   7,157   4,075   11,232
Maqui Maqui.................  15,218   4,291   19,509    8,521   2,071   10,592   1,996     372    2,368
San Jose....................   6,026   1,145    7,171       --      --       --      --      --       --
                              ------   -----   ------   ------   -----   ------   -----   -----   ------
Total.......................  23,735   6,816   30,551   17,759   6,718   24,477   9,153   4,447   13,600
                              ======   =====   ======   ======   =====   ======   =====   =====   ======
Ore placed on leach pads....                   23,735                    17,759                    8,707
Average ore grade (ounce per
  ton)......................                    0.046                     0.045                    0.054
Ounces of gold produced
  (000s)....................                    811.4                     552.0                    304.6

     Exploration

     Exploration continues to be conducted at numerous prospects owned by Minera Yanacocha. Approximately $23.2 million was spent by Minera Yanacocha on exploration and mine geology in 1996. A $18.8 million exploration and mine geology program is currently underway in 1997.

     Exploration work on the Minas Conga joint venture, 40% owned by NGC, 40% by Cedimin and 20% by Compania Minera Condesa S.A., a subsidiary of Buenaventura, continued throughout 1996 with an aggressive drilling campaign. Encouraging porphyry gold-copper mineralization has been identified on two separate targets which will continue to be drill tested in 1997. A second Peruvian joint venture, Minera Coshuro, is 65% owned by NGC and 35% by Buenaventura and holds claims on 257,000 acres of prospective ground along north and south extensions of the volcanic belt hosting the Minera Yanacocha deposits. In addition, NGC and Buenaventura are active in the southern part of Peru. Initial exploration work is underway in these prospective areas and a number of targets have been outlined.

                           [INSERT MINERA YANACOCHA]

UZBEKISTAN

     Introduction

     In Uzbekistan, NGC has a 50% interest in Zarafshan-Newmont, a joint venture with the State Committee for Geology and Mineral Resources and Navoi Mining and Metallurgical Combine ("Navoi"), each a state entity of Uzbekistan. The joint venture produces gold by leaching ore from existing stockpiles of low-grade oxide ore from the nearby government-owned Muruntau mine. The gold produced by Zarafshan-Newmont is sold in international markets for U.S. dollars. A wholly owned subsidiary of NGC provides technical and managerial support to Zarafshan-Newmont. These state entities have guaranteed to ZarafshanNewmont 242 million tons of ore with an average grade of 0.036 ounces of gold per ton, containing approximately 8.6 million ounces of gold.

     Production

     During 1996, approximately 12.7 million tons of ore were crushed and placed on the leach pad as compared to 4.3 million tons in 1995. The project's remaining 225 million tons of stockpiled ore and ore in process hold a reserve of 8.2 million ounces (4.1 million equity ounces).

     Zarafshan-Newmont commenced production in the second half of 1995 and produced 37,000 ounces of gold, or 18,500 ounces attributable to NGC, at a total cash cost of $218 per ounce. In 1996, total production was 326,500 ounces of gold or 163,250 ounces attributable to NGC, at a total cash cost of $225. Production in 1997 is expected to be approximately 400,000 ounces of gold or 200,000 ounces attributable to NGC. The project's facilities include 18 crushers in four stages. Crushed material is transported to impermeable leach pads where the ore is treated with a weak cyanide solution which penetrates the ore dissolving the gold. The pregnant leach solution is collected and pumped through a Merrill-Crowe plant to remove the gold from the solution. After the gold is processed from the zinc precipitate, it is smelted into dore and transported to the nearby Muruntau gold refinery operated by Navoi where, pursuant to a refining agreement, the dore is refined for export. The project has access to air, rail and road transport. There are no significant logistical difficulties for transportation of refined gold. Power for the project is provided by a contractual arrangement with Navoi which acquires such power from a plant in Navoi, Uzbekistan.

     Zarafshan-Newmont obtained a $135 million project financing loan from a consortium of banks to partially finance construction of the project. See also page 51. Although not contractually obligated to do so, NGC has made, and may from time to time make, advances or contributions to Zarafshan-Newmont to cover debt service requirements and other capital and operating costs.

     The following table presents Zarafshan-Newmont leach production data:

                       ZARAFSHAN-NEWMONT LEACH PRODUCTION
                             DRY SHORT TONS (000S)
                        FOR THE YEARS ENDED DECEMBER 31,

                                                               1996     1995(1)
                                                              ------    -------
Ore placed on leach pads....................................  12,737      4,321
Average ore grade (ounce per ton)...........................   0.053      0.051
Ounces of gold produced (000s)..............................   326.5       37.0

---------------

(1) Began operations in second half of 1995.

     Exploration

     NGC signed an agreement in September 1996 with the Uzbekistan government and Mitsui & Co., Ltd. to develop gold deposits in the Angren region of Uzbekistan, approximately 60 miles south of the city of Tashkent. NGC has a 40% interest in the project. Pre-feasibility studies are underway.

                                 ZARAFSHAN MAP

  INDONESIA

     Introduction

     NGC has two projects in Indonesia -- Minahasa and Batu Hijau. The Minahasa project is 80% owned by NGC and 20% owned by P.T. Tanjung Serapung, an Indonesian company. However, NGC accounts for 100% of the production proceeds and costs until its carried Indonesian partner's loan and interest thereon are repaid. Currently, NGC has an 80% interest in the Batu Hijau project. The remaining 20% carried interest is held by P.T. Pukuafu Indah, an Indonesian company. Both Indonesian companies are owned and controlled by the same Indonesian national. Under the terms of a partnership agreement between NGC and Sumitomo Corporation ("Sumitomo") governing the Batu Hijau project, after Indonesian government approval of the partnership arrangement is obtained and required contributions are made by NGC and Sumitomo, Sumitomo will acquire a 35% interest in Batu Hijau and NGC will retain a 45% interest.

     In Indonesia, rights are granted to private parties to explore for and develop the mineral resources within defined areas through Contracts of Work entered into with the Indonesian government. In 1986, NGC entered into fourth generation Contracts of Work with the Indonesian government covering the Minahasa and Batu Hijau projects. Under the Contracts of Work, affiliates of NGC are granted the exclusive rights to explore the contract area, construct any required facilities and extract and process the mineralized materials and sell and export the minerals produced subject to certain Indonesian government approvals and payment of a royalty to the Indonesian government. Once mining facilities are constructed and mining operations commence, NGC has the right to continue operating the project for 30 years, or longer if approved by the Indonesian government. Under the Contracts of Work, beginning in the sixth year after mining operations commence (and continuing through the tenth year) NGC will be required to offer part of its 80% interest in each project to the Indonesian government or to Indonesian nationals (collectively the "Indonesian Parties"), thereby potentially reducing its 80% interest in each project to 49% by the end of the tenth year. The price at which such interest would be offered for sale to the Indonesian Parties would be the highest of (i) the then current replacement cost, (ii) the price at which shares of the project company would be accepted for listing on the Jakarta Stock Exchange or (iii) the fair market value of such interest as a going concern.

     Minahasa

     Minahasa, a multi-deposit project on the island of Sulawesi which NGC discovered, began production in March 1996. It is approximately 1,500 miles northeast of Jakarta. Minahasa mines and processes ore from the Mesel deposit and two smaller peripheral deposits (Leons and Nibong) which at the end of 1996 contained approximately 1.9 million ounces of proven and probable reserves (in which NGC has an equity interest of approximately 1.5 million ounces). These deposits contain both oxidized and refractory gold mineralization.

     Site preparation at Minahasa began in late 1994 and pre-production mining was initiated in April 1995. Minahasa produced 107,000 ounces of gold in 1996 at a total cash cost of $224 per ounce. In addition, 5,700 ounces of gold were produced prior to the commencement of commercial operations. Production in 1997 is expected to reach approximately 150,000 ounces.

     The project's facilities include a dry grinding mill, a fluidized bed roaster facility and a conventional carbon-in-pulp gold recovery plant. Infrastructure facilities include a deep-water port, electrical power plant, water supply system and housing for workers. Total capital costs were approximately $135 million. The Minahasa project is in close proximity to the coast and does not present any significant logistical difficulties for transportation of materials, equipment or its product.

     The following table presents Minahasa mine and mill production data:

                       MINAHASA MINE AND MILL PRODUCTION
                             DRY SHORT TONS (000S)
                        FOR THE YEAR ENDED DECEMBER 31,

                                                               1996
                                                    ---------------------------
                                                    MILL ORE    WASTE    TOTAL
                                                    --------    -----    ------
Tons mined........................................   1,048      9,062    10,110
                                                     =====      =====    ======
Tons milled.......................................                          454
                                                                         ======
Average ore grade (ounce per ton).................                        0.279
Average recovery rate (%).........................                         90.3
Ounces of gold produced (000s)....................                        112.7(1)

---------------

(1) Includes 5,700 ounces produced before commercial operations commenced.

     Batu Hijau

     NGC's second Indonesian project, Batu Hijau, is located on the island of Sumbawa, 950 miles east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit that was discovered by NGC in 1990. It is located seven miles from the south coast and nine miles from the west coast of the island and has access to a natural harbor which will be developed for transportation of materials, equipment and, eventually, its concentrate product. The project is awaiting various Indonesian governmental approvals to commence the construction process. Subject to obtaining these and other necessary governmental approvals, NGC believes that commercial production of copper/gold concentrate could begin around the turn of the century. At the end of 1996, the deposit contained approximately 10.6 billion pounds of copper and 12.1 million ounces of gold in proven and probable reserves in which NGC has an equity interest (assuming consummation of the transaction with Sumitomo) of 4.8 billion equity pounds of copper and 5.4 million equity ounces of gold. Long-term smelter contracts for approximately 70% of the project's concentrate production are being negotiated. Production over the 20-year mine life is expected to average 270,000 tons of copper and 550,000 ounces of gold per year at an expected average cash cost under $0.50 per pound of copper for the first 10 years of the project and under $0.40 per pound of copper for the life of the project after credits for gold and silver production.

     A final feasibility study for Batu Hijau was completed in 1996. Based on the results of that study, NGC decided to proceed with development. The project is expected to mine approximately 193 million tons per annum utilizing a 132,000 tons per day milling/concentrating plant, a deep-sea port for transportation of materials, equipment and concentrates, a coal fired electrical generation plant, a townsite for the workforce and other ancillary facilities. The total capital cost of the project is expected to be $1.6 billion. Total cost, including cost escalations, capitalized interest during construction and working capital, is expected to be approximately $1.9 billion.

     Under the partnership agreement between Sumitomo and NGC, NGC will, at the outset, contribute to the partnership its interest in the company that owns the project and retain a 45% interest. Sumitomo will contribute, at the outset, approximately $165 million in cash and in the months immediately following the date of the initial contributions, an estimated additional $70 million in cash and receive a 35% interest. The remaining 20% interest in the project held by P.T. Pukuafu Indah has no cash funding obligations. The parties' obligations to make their initial contributions to the partnership are subject to certain conditions, including receipt of certain approvals from the Indonesian government. Until these conditions are satisfied, Sumitomo has agreed to fund up to $100 million of project costs through non-interest bearing loans which NGC has effectively guaranteed. Such funds will be credited against Sumitomo's initial contribution. If the above conditions are not satisfied by March 31, 1997, either party has the right to terminate the agreement and the loans would become due. As a result of the contemplated ownership structure, NGC is accounting for its investment in Batu Hijau as an equity investment effective July 1996. At December 31, 1996, Sumitomo had loaned $20.2 million to the company that owns the project.

     Project financing for the Batu Hijau project of approximately $1 billion is being arranged. Such financing will be guaranteed until project completion by NGC and Sumitomo, 56.25% and 43.75%, respectively. NGC and Sumitomo are also expected to enter into certain support agreements related to such debt.

     The AMDAL report, which is required under the Indonesian environmental approval process, was completed and formal approval by the Ministry of Mines and Energy was received in October 1996. Acquisition of private lands necessary for the project was substantially complete by the end of 1996. In anticipation of final approvals for the project from the Indonesian government, some preliminary construction activities have commenced, including setup of a construction camp and development of access to the eventual area of the port and the mine.

     Exploration

     Exploration work continued through 1996 in areas surrounding Minahasa and Batu Hijau. Such work will continue in 1997 as part of NGC's ongoing exploration program in Indonesia including a $6.7 million exploration program which will focus on identifying extensions to the ore bodies surrounding Mesel, as well as developing new ore zones that are within trucking distance to the existing processing facilities.

                                  MINAHASA MAP

  EXPLORATION

     In 1996, exploration and research expense was $58.7 million compared with $57.3 million in 1995. These figures exclude capitalized exploration costs associated with mine development of $8.7 million in 1996 and $9.4 million in 1995. Including Minera Yanacocha, NGC expects to spend between $70 million and $75 million on exploration and development in 1997.

     In Mexico, NGC is involved in two projects -- La Herradura, a 45,000 acre site just south of the U.S. border which is undergoing development and is scheduled to commence production in 1998, and Mezcala, a 12,000 acre exploration site in southern Mexico. NGC has a 44% interest in La Herradura and is earning a 44% interest in Mezcala by investing $8.5 million over four years. The balance of both projects is held by the Penoles group, a leading Mexican mining company. The Penoles group will be the operator of La Herradura and Mezcala.

     Near Fairbanks, Alaska, NGC continued exploration on the True North property. Under the terms of a joint venture agreement signed with La Teko Resources, Inc. ("La Teko") in June 1995, NGC has the right to earn a 65% interest in the property by making cash payments of $6 million to La Teko, funding $3 million in exploration, and then funding up to $18 million in additional exploration and development costs. In 1996, NGC completed its payment obligations to La Teko, and to date has spent approximately $5.8 million exploring the property and has budgeted approximately $2.1 million for 1997 exploration. Drilling in 1996 has increased the indicated area of mineralization significantly and in 1997, NGC will intensify its efforts at True North. Almost all of this deposit is near the surface. Work is focused on extending a broader zone of mineralization from the 7.2 million tons already identified.

     In Canada, exploration at the Fairchild Lake project in the Yukon Territory was postponed until 1997. Pursuant to the terms of a joint venture agreement with Westmin Resources Ltd., NGC has earned a 57% interest in the project by expending C$6.6 million in exploration since 1993 and can earn up to a 65% interest by expending an additional C$3.9 million on the property. In 1997, NGC plans to spend $1.4 million for exploration on the property.

     In addition to the projects discussed above, NGC continues to pursue exploration activities in other areas of the U.S., Canada, Mexico, Ecuador and in certain countries in the Caribbean and Asia. During 1996, on-the-ground evaluations were conducted in 11 countries and acquisition opportunities were monitored in others.

     NGC's exploration team has a staff of approximately 200 geologists, geochemists and geophysicists. State-of-the-art technology, including airborne geophysical data acquisition systems, satellite location devices and field-portable imaging systems, also aids in the location of prospective targets.

     For information regarding risks associated with exploration and development, see page 23.

  MARKETING

     NGC's gold sales generally are made at the monthly average market price prevailing during the month in which the gold is delivered plus a "contango", which is essentially an interest factor, from the beginning of the month until the date of delivery. NGC did not hedge any of its production in 1994 or 1995. However, NGC entered into hedging transactions beginning in January 1996 which are effective through December 2000 with respect to production from its Minahasa project in Indonesia. These transactions consist of forward sales of 125,000 ounces per year at an average price of $454 per ounce of gold, plus 40% of the amount by which the market price exceeds the forward sales price. In 1996, NGC earned $8.3 million on this transaction. For information regarding risks associated with hedging, see page 21. See also page 58 for information regarding major customers and page 60 for information regarding export sales.

     Gold has two main categories of use -- product fabrication and bullion investment. Fabricated gold has a wide variety of end uses, including jewelry (the largest fabrication component), electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Purchasers of official coins and high-karat jewelry frequently are motivated by investment considerations, so that net private bullion purchases alone do not necessarily represent the total investment activity in gold.

  MISCELLANEOUS

     The successful application of bioleach technology, on which NGC holds patents in the U.S. and in many foreign countries, has resulted in significant increases in NGC's proven and probable gold reserves. Other than operating licenses for mining, processing and refining facilities built for, or acquired by NGC, there are no other patents, licenses or franchises material to NGC's business. In many foreign countries, NGC conducts mining or exploration pursuant to concessions granted by or contracts with the host government. These countries include, among others, Indonesia, Peru and Mexico. In each case, NGC believes that such concessions or contracts are sufficient in extent and duration to justify any proposed investment it might make based on any such concessions or contracts. In general, such concessions or contracts are subject to the usual political risks associated with foreign operations.

     Capital expenditures by NGC were approximately $231.2 million, $309.3 million and $402 million in 1996, 1995 and 1994, respectively. Management believes that NGC's facilities are generally in a state of good repair. NGC has a continuous program of capital investment that includes, as necessary or advisable, the replacement, modernization or expansion of its equipment and facilities. See also pages 34 and 35.

     There were 4,400 persons employed by NGC worldwide at December 31, 1996 and 4,100 persons employed by NGC worldwide at December 31, 1995. NMC has no employees.

  PROVEN AND PROBABLE RESERVES

     NGC's equity in proven and probable gold reserves was 37.1 million ounces at December 31, 1996 and 28.8 million ounces at December 31, 1995. In addition, NGC's equity in proven and probable copper reserves was 4.8 billion pounds at December 31, 1996. NGC did not have a copper reserve at the end of 1995.

     NGC's estimate of its proven and probable reserves at December 31, 1996 and 1995 is set forth in the table below. Such reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry. Calculations with respect to the estimates of proven and probable gold reserves as of December 31, 1996 and 1995, are based on a gold price of $400 per ounce. NGC's management believes that if such estimates were based on a gold price of $300 per ounce with current operating costs, 1996 year-end proven and probable gold reserves would decrease by approximately 25%. Conversely, if such reserve estimates were based on a gold price of $500 per ounce with current operating costs, 1996 year-end proven and probable gold reserves would increase by approximately 13%. NGC's proven and probable gold and copper reserves represent the total quantity of ore to be extracted from the deposits or stockpiles allowing for mining efficiencies and ore dilution. Ounces of gold or pounds of copper in NGC's proven and probable gold and copper reserves are prior to any losses during metallurgical treatment. For information regarding risks association with NGC's estimates of its proven and probable reserves, see page 21.

                                                         DECEMBER 31, 1996                  DECEMBER 31, 1995
                                           ---------------------------------------------   --------------------
                                   NGC     DRY SHORT    GRADE     CONTAINED     EQUITY     DRY SHORT    GRADE
     DEPOSITS WITH PROVEN        PERCENT     TONS       (OUNCE     OUNCES       OUNCES       TONS       (OUNCE
   AND PROBABLE RESERVES(1)      EQUITY     (000S)     PER TON)    (000S)       (000S)      (000S)     PER TON)
   ------------------------      -------   ---------   --------   ---------     ------     ---------   --------
GOLD RESERVES
Carlin, Nevada
  Open Pit
    Gold Quarry/MAC/Tusc.......    100      174,790     0.046       8,031        8,031      209,670     0.045
    Carlin/Pete/Lantern........    100       13,653     0.046         633          633       14,818     0.031
    Genesis/North Star.........    100       22,711     0.034         777          777       41,349     0.029
    Post/Goldbug...............    100       25,626     0.190       4,875        4,875       25,622     0.191
    Capstone/Bootstrap/Tara....    100       20,179     0.046         938          938       19,851     0.046
    Rain/Emigrant Springs......    100       15,628     0.023         366          366        4,864     0.035
                                           ---------               ------       ------      -------
  Total Open Pit...............             272,587     0.057      15,620       15,620      316,174     0.054
                                           ---------               ------       ------      -------
  Underground
    Carlin.....................    100        1,480     0.400         593          593          936     0.429
    Deep Star..................    100        1,394     0.876       1,221        1,221          847     0.930
    Rain.......................    100          331     0.226          75           75          148     0.203
    West Leeville JV...........     60        7,050     0.425       2,993        1,796           --        --
    West Leeville..............    100          514     0.311         160          160           --        --
                                           ---------               ------       ------      -------
  Total Underground............              10,769     0.468       5,042        3,845        1,931     0.632
                                           ---------               ------       ------      -------
    Stockpiles and in
      process..................    100       53,767     0.050       2,673        2,673       47,730     0.053
                                           ---------               ------       ------      -------
  Total Carlin(2)(3)...........             337,123     0.069      23,335       22,138      365,835     0.057
                                           =========               ======       ======      =======
Minera Yanacocha, Peru
    Carachugo..................     51       43,686     0.029       1,268          651       35,459     0.025
    Maqui Maqui................     51       32,164     0.047       1,519          780       47,652     0.047
    San Jose...................     51       50,527     0.029       1,453          746       52,160     0.032
    Yanacocha Norte............     51       43,887     0.030       1,333          685           --        --
    Encajon....................     51       27,777     0.019         533          274           --        --
    Stockpiles and in
      process..................     51           66     0.047           3            2        1,800     0.048
                                           ---------               ------       ------      -------
  Total Yanacocha(4)...........             198,107     0.031       6,109        3,138      137,071     0.036
                                           =========               ======       ======      =======
Zarafshan-Newmont, Uzbekistan
    Stockpiles.................     50      226,299     0.035       7,923        3,961      238,705     0.036
    In process.................     50        5,370     0.054         288          144        3,089     0.051
                                           ---------               ------       ------      -------
  Total Zarafshan-Newmont(5)...     50      231,669     0.035       8,211        4,105      241,794     0.036
                                           =========               ======       ======      =======
Minahasa, Indonesia
    Mesel/Leons/Nibong.........     80        6,103     0.264       1,611        1,289        9,668     0.207
    Other......................     80          858     0.164         141          112          858     0.164
    Stockpiles.................     80          778     0.207         161          129           --        --
                                           ---------               ------       ------      -------
  Total Minahasa(6)............               7,739     0.247       1,913        1,530       10,526     0.204
                                           =========               ======       ======      =======
La Herradura, Mexico(7)........     44       54,408     0.031       1,683          740           --        --
                                           =========               ======       ======      =======
Batu Hijau, Indonesia(8).......     45     1,006,593    0.012      12,096        5,443           --        --
                                   ===                  =====      ======                   =======     =====
  Total Gold Reserves..........                                    53,347       37,094
                                                                   ======       ======

                                   DECEMBER 31, 1995
                                 ----------------------
                                 CONTAINED     EQUITY
     DEPOSITS WITH PROVEN         OUNCES       OUNCES
   AND PROBABLE RESERVES(1)       (000S)       (000S)
   ------------------------      ---------     ------
GOLD RESERVES
Carlin, Nevada
  Open Pit
    Gold Quarry/MAC/Tusc.......    9,519        9,519
    Carlin/Pete/Lantern........      456          456
    Genesis/North Star.........    1,194        1,194
    Post/Goldbug...............    4,890        4,890
    Capstone/Bootstrap/Tara....      915          915
    Rain/Emigrant Springs......      169          169
                                  ------       ------
  Total Open Pit...............   17,143       17,143
                                  ------       ------
  Underground
    Carlin.....................      402          402
    Deep Star..................      788          788
    Rain.......................       30           30
    West Leeville JV...........       --           --
    West Leeville..............       --           --
                                  ------       ------
  Total Underground............    1,220        1,220
                                  ------       ------
    Stockpiles and in
      process..................    2,521        2,521
                                  ------       ------
  Total Carlin(2)(3)...........   20,884       20,884
                                  ======       ======
Minera Yanacocha, Peru
    Carachugo..................      896          340
    Maqui Maqui................    2,238          850
    San Jose...................    1,690          642
    Yanacocha Norte............       --           --
    Encajon....................       --           --
    Stockpiles and in
      process..................       87           33
                                  ------       ------
  Total Yanacocha(4)...........    4,911        1,865
                                  ======       ======
Zarafshan-Newmont, Uzbekistan
    Stockpiles.................    8,474        4,237
    In process.................      158           79
                                  ------       ------
  Total Zarafshan-Newmont(5)...    8,632        4,316
                                  ======       ======
Minahasa, Indonesia
    Mesel/Leons/Nibong.........    2,006        1,605
    Other......................      141          112
    Stockpiles.................       --           --
                                  ------       ------
  Total Minahasa(6)............    2,147        1,717
                                  ======       ======
La Herradura, Mexico(7)........       --           --
                                  ======       ======
Batu Hijau, Indonesia(8).......       --           --
                                  ======       ======
  Total Gold Reserves..........   36,574       28,782
                                  ======       ======

                                                        GRADE     CONTAINED      EQUITY                  GRADE     CONTAINED
                                                       (COPPER      POUNDS       POUNDS                 (COPPER      POUNDS
                                                       PERCENT)   (BILLIONS)   (BILLIONS)               PERCENT)   (BILLIONS)
                                                       --------   ----------   ----------               --------   ----------
COPPER RESERVES
Batu Hijau, Indonesia(8).......     45     1,006,593    0.528       10.631        4.784           --        --           --
                                           =========                ======       ======                  =====       ======

                                   EQUITY
                                   POUNDS
                                 (BILLIONS)
                                 ----------
COPPER RESERVES
Batu Hijau, Indonesia(8).......        --
                                   ======

---------------

(1) The term "reserve" means that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.

    The term "economically," as used in the definition of reserve, implies that profitable extraction or production has been established or analytically demonstrated.

    The term "legally," as used in the definition of reserve, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, there should be a reasonable certainty based on applicable laws and regulations that issuance of permits or resolution of legal issues can be accomplished in a timely manner.

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

(2) Calculated using cut-off grades for 1996 and 1995 as follows: oxide leach material not less than 0.006 ounce per ton; refractory leach material (for the Gold Quarry deposit only) not less than 0.03 ounce per ton; refractory mill material not less than 0.07 ounce per ton; oxide mill material varies. Ore reserves were calculated using different recoveries depending on each deposit's metallurgical properties and process. The average oxide mill recoveries utilized were as follows (1995 values in parenthesis): Mill No. 3 -- 85% (85%); Mill No. 4 -- 79% (83%); Mill No. 5 -- 78% (82%). The
    average refractory mill recoveries utilized were: Mill No. 6 -- 88% (88%). The average leach recoveries utilized for oxide material were: North Area Leach Facility -- 57% (63%); South Area Leach Facility -- 61% (60%); Rain Area Leach Facility -- 55% (55%). The following average leach recovery was utilized for refractory bioleach material in the Gold Quarry, MAC and Tusc deposits: 55% (55%).

    The term "cut-off grade" means the lowest grade of mineralized rock that can be included in the reserve in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and milling or leaching facilities available.

(3) These reserves are approximately 73% refractory in nature which are not amenable to the normal cyanidation recovery processes currently used for oxide material. Such ore must be oxidized before it is subjected to the normal recovery processes.

(4) Calculated using a cut-off grade not less than 0.010 ounce per ton. Assumed leach recoveries is 60% to 83%, depending on each deposit's metallurgical properties. All ore is oxidized. Equity ownership considered to be 51.35% at December 31, 1996 as a result of a ruling by the Superior Court of Lima, Peru in February 1997 (see page six for additional information) and 38% at December 31, 1995.

(5) Material available to Zarafshan-Newmont for processing from designated stockpiles or from other specified sources. All ore is oxidized. Tonnage and gold content of material available to Zarafshan-Newmont for processing from such designated stockpiles or from other specified sources are guaranteed by state entities of Uzbekistan. Material is crushed and leached. Ore reserves calculated using 50% to 65% leach recoveries, depending on material type.

(6) Calculated using a cut-off grade of 0.058 ounce per ton and mill recoveries of 80% to 89% depending on material type. Substantially all ore is refractory and will be treated by roasting.

(7) Based on a feasibility study completed in 1996, using a cut-off grade of
    0.01 ounce per ton and a leach recovery of 72%. All ore is oxidized. Construction is scheduled to begin in 1997.

(8) Based on a feasibility study completed in 1996. Construction is awaiting permits from the Indonesian government. Production will be in the form of copper concentrate. Recoveries estimated at 93% for copper and 82% for gold. Cut-off grade varies depending on the gold and copper content.

Environmental Matters

  General

     NGC's gold mining and processing operations within the U.S. are subject to extensive federal, state and local governmental regulations for the protection of the environment, including those relating to the protection of air and water quality, hazardous waste management and mine reclamation. NGC continues to successfully permit all mine and processing operations and expansion activities as specified under regulations promulgated by the U.S. and the State of Nevada. Management does not believe that ongoing compliance with such regulations will have a material adverse effect on its competitive position. At this time NGC does not expect any material impact on the future recurring operating cost of compliance with currently enacted environmental regulations. Ongoing costs to comply with environmental obligations have not been significant to NGC's total operating costs. Since NGC is not able to pass on any net increases in costs to its customers, any such increases could have an adverse effect on future profitability of NGC. Amendments to current laws and regulations governing operations and activities of mining companies or the stringent implementation thereof could have a material adverse impact on NGC in terms of increased capital and operating expenditures.

  Carlin, Nevada Operations

     It is estimated that with respect to NGC's Nevada operations, compliance with federal, state and local regulations relating to the discharge of material into the environment, or otherwise relating to the protection of the environment, required capital expenditures of approximately $12 million in 1996. It is estimated that NGC will require approximately $20 million of capital expenditures for environmental compliance in 1997 and annually thereafter.

     NGC's Carlin gold mining and processing operations generate solid waste which is subject to regulation under the federal Resource Conservation and Recovery Act ("RCRA") and similar laws of the State of Nevada. Solid waste that is considered "hazardous" is subject to extensive regulation by the U.S. Environmental Protection Agency (the "EPA") and the State of Nevada under Subtitle C of RCRA, while non-hazardous solid waste is governed by a less stringent program under Subtitle D of RCRA and solid waste management regulations of the State of Nevada. The EPA is developing specific regulations with respect to "extraction" and "beneficiation" wastes from mining operations under Subtitle D of RCRA. NGC is participating in that process. Currently, there is not a sufficient basis to predict the potential impact of such regulations on NGC. Wastes from the "processing" of ores and minerals (including refining wastes) at NGC's Carlin operations are subject to regulation under Subtitle C of RCRA. NGC recycles substantially all of the potentially hazardous secondary materials generated during refining operations in compliance with Subtitle C. Such compliance has not had, and is not expected to have, any material impact on NGC's operations.

     NGC's Carlin operations are subject to stringent state permitting regulations for protection of surface and ground water, as well as wildlife. These regulations may require additional capital and operating expenditures for expansion of current operations and development of new projects and may increase closure and reclamation costs for pits, tailing impoundments and leaching facilities.

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

  Foreign Operations

     NGC's operations outside of the U.S. are also subject to governmental regulations for the protection of the environment. Management believes that these regulations have not had, and will not have, a material adverse effect on NGC's operations or its competitive position. NGC has successfully permitted all new mine and processing operations as specified under regulations promulgated by the respective national governments in Peru, Uzbekistan and Indonesia. In addition, NGC has mandated that all facilities constructed and operated outside of the U.S. materially comply with a level of environmental protection that is equivalent to that for its U.S. operations. The adoption of new laws or regulations, or amendments to current laws or regulations, regarding the operations and activities of mining companies could have a material adverse impact on NGC's capital and operating expenditures.

     All NGC-managed international projects have adopted and implemented environmental policies and procedures developed by NGC. NGC is committed to successfully educating and training mine operations, exploration and environmental personnel to meet the highest level environmental standards. NGC maintains an international environmental compliance program which utilizes state of the art compliance monitoring protocols and builds and maintains facilities with high levels of environmental protection and monitoring equipment.

  Former Operations

     NGC is involved in matters involving environmental cleanup obligations arising from past mining activities (not in all cases conducted by NGC or NMC) at four separate locations within the U.S. Idarado Mining Company, an 80.1% owned subsidiary of NGC, agreed by consent decree in 1992 with the State of Colorado to undertake specific remediation work in the Telluride/Ouray area of Colorado. Resurrection Mining Company, 100% owned by NGC, is a defendant in lawsuits brought by the State of Colorado and the U.S. for environmental remediation in the Leadville, Colorado area. Dawn Mining Company, a 51% owned subsidiary of NGC, has filed remedial proposals for an inactive uranium mine formerly leased from the Spokane Indian Tribe in Washington State and a former mill site located near Ford, Washington.

Remediation activities were conducted at these three sites in 1996. At Idarado, remediation work is expected to be completed by the end of 1997. The fourth matter involves reclamation of an inactive site mined by the former owners on the Ivanhoe exploration property in Nevada. At December 31, 1996 NGC had an aggregate $49.8 million accrued for remediation of these sites, a reduction from $55.8 million accrued at the end of 1995, as a result of expenditures incurred in 1996. See also pages 24, 33 and 61.

RECENT DEVELOPMENTS

     On March 10, 1997, Santa Fe Pacific Gold Corporation ("Santa Fe"), NMC and Midtown Two Corp., a wholly-owned subsidiary of NMC ("Midtown Two"), entered into an Agreement and Plan of Merger (the "Merger Agreement") which provides, among other things, that Midtown Two will merge with and into Santa Fe (the "Merger"), with Santa Fe being the surviving corporation (the "Surviving Corporation"), and each outstanding share of common stock of Santa Fe will be converted into the right to receive 0.43 of a share of common stock of NMC, subject to the terms and conditions of the Merger Agreement. Such conditions include, among others, that the Merger be accounted for as a pooling of interests and that the stockholders of both NMC and Santa Fe approve the Merger. Such stockholder approval will be sought at, in the case of NMC, its 1997 annual meeting of stockholders, and, in the case of Santa Fe, a special stockholders meeting, in each case scheduled for May 5, 1997. The Merger Agreement is attached as an exhibit to this Report.

     Upon consummation of the Merger, shares of common stock of the Surviving Corporation will be contributed to NGC in exchange for (i) shares of NGC common stock in an amount equal to the number of shares of NMC common stock issued in the Merger and (ii) options to acquire additional shares of NGC common stock having the same terms as the Santa Fe stock options assumed by NMC pursuant to the Merger Agreement. As a result, Santa Fe will become a wholly-owned subsidiary of NGC, and the number of outstanding shares of NMC common stock will continue to be equal to the number of shares of NGC common stock owned by NMC.

     The contribution of the shares of common stock of the Surviving Corporation to NGC and the issuance to NMC of shares of NGC common stock and NGC options (collectively, the "Contribution Transaction") will be subject to approval by the holders of a majority of the outstanding shares of NGC common stock, which approval will be sought at the 1997 annual meeting of the stockholders of NGC, scheduled for May 5, 1997. Because NMC owns approximately 91% of the outstanding NGC common stock, it has sufficient voting power to approve the Contribution Transaction without the vote of any other stockholder of NGC. NMC has indicated its intention to vote for the approval of the Contribution Transaction. After consummation of the Contribution Transaction, NMC will own approximately 94% of the outstanding shares of common stock of NGC.

     Santa Fe reported 1996 sales of $337.2 million and net income of $21.1 million with total assets at December 31, 1996 of $1.3 billion, long-term debt of $454.9 million and net worth of $570.0 million as of the same date. For an analysis of the pro forma impact of the Merger and the Contribution Transaction on the financial position and reserves of NGC, see "Newmont Gold and Santa Fe Pro Forma Combined Financial Information" and "Pro Forma Net Proven and Probable Reserves" contained in NGC's Proxy Statement relating to its annual meeting of stockholders to be held May 5, 1997, to be filed with the Securities and Exchange Commission.

     The Merger would involve the integration of companies that have previously operated independently. No assurance can be given that NGC will integrate the respective operations of NGC and Santa Fe without encountering difficulties or experiencing the loss of important NGC or Santa Fe personnel or that the benefits expected from such integration will be realized. In addition, there can be no assurance that NGC will realize anticipated pre-tax cash cost savings of synergies from the Merger.

FORWARD-LOOKING STATEMENTS; RISK FACTORS

     Certain statements contained herein are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements include, without limitation, (i) estimates of future gold production for specific operations and on a consolidated basis, (ii) estimates of future production costs, exploration expenditures and other expenses for specific operations and on a consolidated basis, (iii) estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof, (iv) statements as to the projected development of certain ore deposits, including estimates of development and other capital costs, financing plans with respect thereto and expected production commencement dates, and (v) estimates of future costs and other liabilities for certain environmental matters, including expected date of receipt of environmental permits and completion dates for environmental remediation work.

     The forward-looking statements, projections and estimates herein relate, in all cases, to the properties and operations of NGC at December 31, 1996. In the event the Santa Fe Merger and Contribution Transaction described under the heading "Recent Developments" is consummated, certain of such forward-looking statements made with reference to NGC on a consolidated basis will be subject to material modification.

     Where NGC expresses an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements ("cautionary statements") are described below and on page 36. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

  GOLD PRICE VOLATILITY

     The profitability of NGC's operations is significantly affected by changes in the market price of gold. Market gold prices can fluctuate widely and are affected by numerous factors beyond NGC's control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the U.S. dollar (the currency in which the price of gold is generally quoted) and of other currencies, interest rates, gold sales by central banks, forward sales by producers, global or regional political or economic events, and production and cost levels in major gold-producing regions such as South Africa. In addition, the price of gold sometimes is subject to rapid short-term changes because of speculative activities. The current demand for and supply of gold affect gold prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of gold consists of a combination of new production from mining and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. As the amounts produced in any single year constitute a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant impact on the supply of gold or on its price. If revenue from gold sales falls for a substantial period below NGC's cost of production at its operations, NGC could determine that it is not economically feasible to continue commercial production at any or all of its operations or to continue the development of some or all of its projects. NGC's weighted average total cash cost of equity production for its worldwide operations was $220 per ounce of gold sold in 1996, $210 in 1995 and $202 in 1994.

     The gold market generally is characterized by volatile prices. The volatility of gold prices is illustrated in the following table of annual high, low and average afternoon fixing prices for gold per ounce on the London Bullion
Market:

                            YEAR                              HIGH    LOW     AVERAGE
                            ----                              ----    ----    -------
1987........................................................  $500    $390     $446
1988........................................................  $484    $395     $437
1989........................................................  $416    $356     $381
1990........................................................  $424    $346     $383
1991........................................................  $403    $344     $362
1992........................................................  $360    $330     $344
1993........................................................  $406    $326     $360
1994........................................................  $396    $370     $384
1995........................................................  $396    $372     $384
1996........................................................  $415    $367     $388
1997 (through March 26).....................................  $367    $338     $351

---------------

Source of Data: Metals Week and Reuters.

     On March 26, 1997, the afternoon fixing price for gold on the London Bullion Market and the spot market price of gold per ounce on the New York Commodity Exchange was $351.

  IMPACT OF HEDGING ACTIVITIES

     Hedging activities are intended to minimize the effect of declines in gold prices on results of operations for a period of time. Although hedging activities may protect a company against low gold prices, it may also limit the price that can be received on hedged ounces which are subject to forward sales and call options, resulting in such company foregoing the realization of revenues to the extent the market price of gold exceeds the gold price in a forward sale or call option contract.

  PRODUCTION ESTIMATES

     Estimates of future production for particular properties for NGC as a whole are derived from annual mining plans prepared by NGC. Such plans have been developed based on, among other things, mining experience, reserve estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of certain metallurgical characteristics) and estimated rates and cost of production. Actual production may vary from estimates for a variety of reasons, including risks and hazards of the types discussed, actual ore mined varying from estimates of grade and metallurgical and other characteristics, mining dilution, pitwall failures or cave-ins, strikes and other actions by labor at unionized locations, restrictions imposed by government agencies and other factors. Estimates of production from properties not yet in production or from operations that are to be expanded are based on similar factors (including, in some instances, feasibility reports prepared by company personnel and/or outside consultants) but, as such estimates do not have the benefit of actual experience, there is a greater likelihood that actual results will vary from the estimates.

  ORE RESERVE ESTIMATES

     The proven and probable reserve figures presented herein are estimates, and no assurance can be given that the indicated levels of recovery of gold and copper will be realized. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold and copper, as well as increased production costs or reduced recovery rates, may render NGC's proven and probable gold and copper reserves containing relatively lower grades of mineralization uneconomic to exploit and may ultimately result in a restatement of reserves.

  REGULATION, ENVIRONMENTAL RISKS AND UNPATENTED MINING CLAIMS

     Domestic and foreign mining operations and exploration activities are subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. NGC has been, and may in the future be, subject to clean-up liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws which establish clean-up liability for the release of hazardous substances. NGC has interests in certain sites associated with former mining activities for which clean-up liabilities exist. Although NGC believes it has made adequate provisions in its financial statements for clean-up costs, it cannot guarantee that such provisions will be adequate. In the context of environmental permitting, including the approval of reclamation plans, NGC must comply with standards, existing laws and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how the regulations are implemented by the permitting authority. It is possible that the costs and delays associated with the compliance with such laws, regulations and permits could result in NGC not proceeding with the development of a project or the operation or further development of a mine.

     Amendments to current laws and regulations governing operations and activities of mining companies are actively considered from time to time and could have a material adverse impact on NGC.

     In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law of 1872, as amended (the "General Mining Law"), which governs mining claims and related activities on U.S. federal lands. Although no such legislation has been adopted to date, there can be no assurances that such legislation will not be adopted in the future. If ever adopted, such legislation could, among other things, impose royalties on gold production from currently unpatented mining claims located on U.S. federal lands. If such legislation is ever adopted, it could reduce the amount of future exploration and development activity conducted by NGC on such U.S. federal lands. In addition, in 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on U.S. federal lands. In October 1994, a moratorium on the processing of new patent applications was approved. While such moratorium currently remains in effect, its future is unclear. As of December 31, 1996, approximately 16% of NGC's proven and probable reserves in the U.S. are located on unpatented mining claims on U.S. federal lands, the remainder being located on private land.

  RISKS OF FOREIGN INVESTMENTS

     Certain of NGC's activities are located in foreign countries. NGC's foreign investments include operations and exploration projects in Peru, Indonesia and Uzbekistan. NGC also has exploration and/or development projects in Canada, Mexico, Ecuador and certain countries in the Caribbean and Asia.

     Foreign mining investments are subject to the risks normally associated with conducting business in foreign countries, which are less developed or have an emerging economy, including uncertain political and economic environments, as well as risks of war and civil disturbances or other risks which may limit or disrupt a project, restrict the movement of funds or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation, risk of adverse changes in laws or policies of particular countries, increases in foreign taxation, delays in obtaining or the inability to obtain necessary governmental permits, limitations on ownership and on repatriation of earnings, and foreign exchange controls and currency devaluations. Although NGC is not currently experiencing any significant problems in foreign countries arising from such risks, there can be no assurance that such problems will not arise in the future. While political risk insurance has been obtained to cover portions of NGC's investments in Peru, Indonesia and Uzbekistan against certain expropriation, war civil unrest and political violence risks, such insurance is limited by its terms to the particular risks specified therein and is subject to certain exclusions. There can be no assurance that claims would be paid under such insurance in connection with a particular event in a foreign country. Foreign investments may also be adversely affected by laws and policies of the U.S. affecting foreign trade, investment and taxation.

     In certain of the countries other than the U.S. where NGC has operations or conducts exploration activities, the mineral rights are owned by the relevant governments. Such governments have entered into contracts with or granted concessions that enable NGC and its subsidiaries to conduct operations or exploration activities on such lands. Notwithstanding such arrangements, NGC's ability to conduct its operations or exploration activities on such lands is subject to changes in government policy over which NGC has no control. If such a change were to occur that affected the right of NGC or any of its subsidiaries to conduct operations or exploration activities, it could have a material adverse affect on the results of operations of NGC.

  SPECULATIVE NATURE OF GOLD EXPLORATION AND UNCERTAINTY OF DEVELOPMENT PROJECTS

     Gold exploration is highly speculative in nature, involves many risks and frequently is nonproductive. There can be no assurance that NGC's gold exploration efforts will be successful. Success in increasing reserves is the result of a number of factors, including the quality of NGC's management, its level of geological and technical expertise, the quality of land available for exploration and other factors. Once gold mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish proven and probable reserves through drilling to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that NGC's exploration programs will result in the expansion or replacement of current production with new proven and probable reserves.

     Development projects have no operating history upon which to base estimates of future cash operating costs. Particularly for development projects, estimates of proven and probable reserves and cash operating costs are, to a large extent, based upon the interpretation of geologic data obtained from drill holes and other sampling techniques, and feasibility studies which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of the gold from the ore, comparable facility and equipment operating costs, anticipated climatic conditions and other factors. As a result, it is possible that actual cash operating costs and economic returns may differ significantly from those currently estimated. It is not unusual in new mining operations to experience unexpected problems during the start-up phase. Delays often can occur in the commencement of production.

  MINING RISKS AND RISK OF NONAVAILABILITY OF INSURANCE

     The business of gold mining is subject to a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations or other geological or grade problems, encountering unanticipated ground or water conditions, cave-ins, pitwall failures, flooding, rock falls, periodic interruptions due to inclement or hazardous weather conditions or other unfavorable operating conditions and other acts of God and gold bullion losses. Such risks could result in damage to, or destruction of, mineral properties or producing facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability.

     NGC maintains insurance against risks that are typical in the operation of its business and in amounts which it believes to be reasonable. Such insurance, however, contains exclusions and limitations on coverage. There can be no assurance that such insurance will continue to be available, will be available at economically acceptable premiums or will be adequate to cover any resulting liability.

  PROPOSED REPEAL OF PERCENTAGE DEPLETION FOR NONFUEL MINERALS MINED ON CERTAIN FEDERAL LANDS

     NGC currently benefits from the percentage depletion allowance permitted under current law. Taxpayers may, subject to limitations, claim deductions for the depletion of mineral resources. Such deductions may be based upon the taxpayer's tax cost of the mineral resources ("cost depletion") or upon a portion of the gross or net revenues from sales of the mineral resources ("percentage depletion"). The proposed 1998 U.S. federal budget would repeal the current percentage depletion provisions for nonfuel minerals, including gold, extracted from any land where title to the land or the right to extract minerals from such land was originally obtained pursuant to the provisions of the General Mining Law. The proposal is stated only in general terms and does not provide specific details as to its potential operation, including the lands that will ultimately be affected. It is uncertain whether the repeal of these provisions will ultimately be adopted. If adopted, however, such repeal could have an adverse effect on the results of operations of NGC. The magnitude of such effect currently cannot be determined and will be affected by several factors, including the specific landholdings of NGC that are actually impacted, the level of future production from such landholdings and future gold prices.

     All subsequent written and oral forward-looking statements attributable to NGC or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. NGC disclaims any intent or obligation to update publicly any forward-looking statements set forth in this Report, whether as a result of new information, future events or otherwise.

ITEM 3.  LEGAL PROCEEDINGS

     In 1995, an Agency of the State of Nevada Department of Taxation filed an assessment claiming sales taxes due relating to the sale-leaseback in 1994 of NGC's refractory ore treatment plant. This assessment, including interest, totaled approximately $30 million. NGC filed a Petition for Redetermination and a hearing was held by the Agency that issued the assessment in October 1995. The hearing officer reaffirmed the Agency's determination. NGC appealed this determination to the State Tax Commission which found in favor of NGC. An appeal by the State of Nevada to the Supreme Court of the State of Nevada was dismissed in November 1996. This matter is now closed with no liability to NGC.

     In December 1983, the State of Colorado filed a lawsuit in the U.S. District Court for the District of Colorado under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"), 42 U.S.C. 9601 et seq., seeking clean-up and damages for alleged injury to natural resources due to releases of hazardous substances into the environment. This case, State of Colorado v. ASARCO, Inc., et al. (Civil Action No. 83-C-2388), was consolidated with another action, United States of America v. Apache Energy & Minerals, et al. (Civil Action No. 86-C-1676), which was filed in August 1986. Both cases involve allegations of environmental impairment in the vicinity of Leadville, Colorado, including the area of the operations and property of the Res-ASARCO Joint Venture which owns the Black Cloud Mine, the Yak Tunnel, and adjacent property, and seek remedial actions and damages from a number of defendants, including NMC and Resurrection Mining Company ("Resurrection") which is an equal partner with ASARCO Incorporated in the Res-ASARCO Joint Venture. In August 1994, the Court entered a Partial Consent Decree between and among the U.S., NMC, Resurrection and certain defendants. The Partial Consent Decree obligates Resurrection to pay for and perform the cleanup of sources of contamination in various areas, pursuant to the CERCLA administrative process. During 1995 and 1996, Resurrection implemented and completed remedial action at selected locations. Additional remedial activities are planned for 1997. The precise nature of the final remedial activities is subject to EPA and State of Colorado review and selection and public comment. At this time, the precise remedy and cost have not been fixed. The proposed settlement also requires Resurrection to reimburse the EPA and the State of Colorado for their response costs. Further, Resurrection's cleanup and reimbursement obligations are subject to certain sharing percentages with at least one other defendant. The Partial Consent Decree does not resolve certain other potential liabilities, including liability for any natural resource damage and any groundwater or surface water contamination. See also page 62.

     In September 1995, Southern Peru Copper Corporation ("SPCC"), previously 10% owned by NGC, was served with a lawsuit, which was filed in the state court of Nueces County, Texas, naming as defendants SPCC, its present and former stockholders including NGC, and certain other defendants. The lawsuit seeks unspecified compensatory and punitive damages for alleged personal injuries to approximately 700 persons resident in Peru and property damages arising from alleged releases into the environment from SPCC operations in Peru. In September 1995, the action was removed from Texas state court to the U.S. District Court for the Southern District of Texas, Corpus Christi Division. In October 1995, SPCC and other defendants filed a motion to dismiss the action on a number of grounds, including that it would be unreasonable for a U.S. court to exercise extraterritorial jurisdiction, lack of personal jurisdiction and forum non conveniens. In January 1996 the Court entered an order dismissing the complaint on the grounds that under U.S. and international law the subject matter of the lawsuit should be adjudicated before Peruvian courts. In February 1996, plaintiffs filed a notice of appeal from the order of the U.S. District Court dismissing the complaint and from an earlier order of that Court denying plaintiffs' motion to remand the case to the Texas state court. The U.S. Court of Appeals for the Fifth Circuit heard argument on the appeal in December 1996. A decision is expected in 1997.

     For a description of the litigation involving NGC's ownership interest in Minera Yanacocha, see page six.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     NGC's executive officers as of March 26, 1997 were:

        NAME           AGE                               OFFICE
        ----           ---                               ------
Ronald C. Cambre       58    Chairman, President and Chief Executive Officer
Wayne W. Murdy         52    Executive Vice President and Chief Financial Officer
John A. S. Dow         51    Senior Vice President, Exploration
Lawrence T. Kurlander  57    Senior Vice President, Administration
David A. Baker         42    Vice President, Environmental Affairs
Steven A. Conte        54    Vice President, Human Resources
Mary E. Donnelly       45    Vice President, Government Relations
W. Durand Eppler       43    Vice President, Business Development and Planning
Gary E. Farmar         43    Vice President and Controller
Patricia A. Flanagan   39    Vice President, Treasurer and Assistant Secretary
David H. Francisco     47    Vice President, International Operations
Eric Hamer             54    Vice President and Senior Project Executive, Batu Hijau
Joy E. Hansen          51    Vice President and General Counsel
Donald G. Karras       43    Vice President, Taxes
Leendert G. Krol       57    Vice President, Exploration
Michael G. Moran       55    Vice President, Engineering Services
Jack H. Morris         57    Vice President, Corporate Relations
W. James Mullin        51    Vice President, North American Operations
Jean-Michel Rendu      53    Vice President, Technical Services
Timothy J. Schmitt     55    Vice President, Secretary and Assistant General Counsel

     There are no family relationships by blood, marriage or adoption among any of the above executive officers of NGC. All executive officers are elected annually by the Board of Directors of NCG to serve for one year or until their respective successors are elected and qualify. There is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he or she was selected as an officer.

     Mr. Cambre was elected Chairman of NCG on November 16, 1994 (effective January 1, 1995), President on June 1, 1994 and Chief Executive Officer on September 23, 1993 (effective November 1, 1993). He served as Vice Chairman of NCG from November 1, 1993 through December 31, 1994. Previously, he served as Vice President and Senior Technical Advisor to the office of the Chairman of Freeport-McMoRan Inc., a natural resources company, from June 1988 to September 1993. He is also Chairman, President and Chief Executive Officer of NMC.

     Mr. Murdy was elected Executive Vice President of NGC on July 24, 1996 and designated Chief Financial Officer effective December 31, 1992. He served as a Senior Vice President of NGC from December 31, 1992 to July 23, 1996. Previously, he served as Senior Vice President and Chief Financial Officer of Apache Corporation, an oil and gas exploration and production company, since May 1991. He is also Executive Vice President and Chief Financial Officer of NMC.

     Mr. Dow was elected Senior Vice President, Exploration of NGC on July 24, 1996. He served as Vice President of NGC from May 18, 1994 to May 16, 1995 and served as Vice President and Regional Director, Indonesia and Southeast Asia from May 17, 1995 to July 23, 1996. Previously he held various senior exploration positions with NGC, NMC and its subsidiaries for more than five years. He is also Senior Vice President, Exploration of NMC.

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

     Mr. Baker was elected Vice President, Environmental Affairs of NGC on April 24, 1991 (effective March 11, 1991). Previously, he served as Director, Environmental Affairs for NGC and various other senior positions with NGC.

     Mr. Conte was elected Vice President, Human Resources of NGC on April 3, 1995. Previously, he served as Vice President, Human Resources of Echo Bay Mines Ltd., a natural resources company, since January 1988.

     Ms. Donnelly was elected Vice President, Government Relations of NGC on June 12, 1990.

     Mr. Eppler was elected Vice President, Business Development and Planning of NGC on May 17, 1995. Previously, he served as Managing Director of Chemical Securities, Inc., an affiliate of Chemical Bank, for more than five years.

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

     Mr. Francisco was elected Vice President, International Operations of NGC on July 19, 1995 (effective July 10, 1995). Previously, he served as Executive Vice President and General Manager of P.T. Freeport Indonesia Co., a natural resources company, from August 1992 to May 1995 and as Senior Vice President and Chief Administrative Officer from May 1991 to August 1992.

     Mr. Hamer was elected Vice President and Senior Project Executive, Batu Hijau of NGC on May 13, 1996. Previously he served as Vice President, North American Operations of NGC from July 12, 1995 to May 12, 1996, as Vice President, Indonesian Projects, from January 1, 1994 to July 11, 1995 and as Vice President, Project Development from January 1, 1993 through December 31, 1993. He also served as Vice President and General Manager of NGC's Carlin operations from October 30, 1991 to December 31, 1992.

     Ms. Hansen was elected a Vice President of NGC on March 15, 1995 and was designated General Counsel of NGC on July 24, 1996. She served as Associate General Counsel of NGC from March 1992 to July 23, 1994. Previously, she was a partner in the law firm of Holland & Hart specializing in natural resources law. She is also Vice President and General Counsel of NMC.

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

     Mr. Mullin was elected Vice President, North American Operations of NGC on May 13, 1996. Previously, he served as Vice President and Regional Director, Nevada Operations of NGC from May 14, 1994 to May 12, 1996, and prior thereto served as Vice President and General Manager from December 15, 1993 to May 13, 1994. He also served as Acting General Manager from January 1, 1993 to December 14, 1993. Prior to that he held various senior operating positions with NGC.

     Mr. Rendu was designated Vice President, Technical Services of NGC on January 19, 1995. Previously, he served as Vice President, Information Systems of NGC since November 26, 1991 and Vice President, Mine Engineering of NGC since March 11, 1991.

     Mr. Schmitt was elected a Vice President of NGC on December 17, 1986 and was elected Secretary on May 25, 1988. He was designated Assistant General Counsel on October 30, 1991. He is also Vice President, Secretary and Assistant General Counsel of NMC.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     NGC's common stock is traded on the New York Stock Exchange (under the symbol "NGC"). The following table sets forth, for the periods indicated, the high and low sales prices per share of NGC's common stock as reported on the New York Stock Exchange Composite Tape.

                                                        1996                1995
                                                  ----------------    ----------------
                                                   HIGH      LOW       HIGH      LOW
                                                  ------    ------    ------    ------
First quarter...................................  $60.50    $43.75    $43.88    $33.13
Second quarter..................................  $62.25    $50.25    $45.25    $38.25
Third quarter...................................  $55.75    $46.88    $46.25    $41.13
Fourth quarter..................................  $51.38    $43.38    $44.25    $35.00

     On March 26, 1997, there were 945 stockholders of record of NGC's common stock.

     A dividend of $0.12 per share of common stock outstanding was declared in each quarter of 1996 and 1995, or a total of $0.48 per share in each such year. The determination of the amount of future dividends, however, will be made by NGC's Board of Directors from time to time and will depend on NGC's future earnings, capital requirements, financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

                                         1996         1995         1994          1993        1992
                                      ----------   ----------   ----------    ----------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE)
FOR THE YEARS ENDED DECEMBER 31,
Sales...............................  $  768,455   $  636,219   $  597,370    $  601,601   $546,432
                                      ==========   ==========   ==========    ==========   ========
Income before cumulative effects of
  changes in accounting
  principles........................  $   93,972   $  124,872   $   83,394    $  113,116   $ 87,414
Cumulative effects of changes in
  accounting principles after tax...          --           --           --         2,665     (6,356)
                                      ----------   ----------   ----------    ----------   --------
Net income..........................  $   93,972   $  124,872   $   83,394    $  115,781   $ 81,058
                                      ==========   ==========   ==========    ==========   ========
Earnings per share:
  Income before cumulative effects
     of changes in accounting
     principles.....................  $     0.86   $     1.17   $     0.70    $     1.08   $   0.83
  Cumulative effects of changes in
     accounting principles..........          --           --           --          0.02      (0.06)
                                      ----------   ----------   ----------    ----------   --------
Net income..........................  $     0.86   $     1.17   $     0.70    $     1.10   $   0.77
                                      ==========   ==========   ==========    ==========   ========
Dividends declared per common
  share.............................  $     0.48   $     0.48   $     0.48    $     0.05   $   0.05
                                      ==========   ==========   ==========    ==========   ========
AT DECEMBER 31,
Total assets........................  $2,081,074   $1,773,770   $1,656,657(1) $1,021,870   $905,331
Long-term debt, including current
  portion...........................  $  604,259   $  608,634   $  593,634(1) $       --   $     --
Stockholders' equity                  $1,132,055   $  824,928   $  752,951(1) $  924,018   $810,447

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

     The discussion and analysis, as well as the notes to such financial statements, contain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended. Such forward looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially, as discussed in "Forward-Looking Statements" below.

SUMMARY

     Over the past two years, the Company's earnings per share, on a comparable basis, have increased on average approximately 10% annually. The Company earned $94.0 million ($0.86 per share) in 1996, compared with $90.0 million ($0.81 per share) in 1995, before considering certain gains and charges, and $83.4 million ($0.70 per share) in 1994. Additionally in 1995, there was a gain on the sale of an investment and the write-off of two exploration properties. The Company sold its 10.7% interest in Southern Peru Copper Corporation ("SPCC") for $116.4 million, resulting in a pre-tax gain of $113.2 million, or $72 million after-tax ($0.74 per share). The write-off of the Grassy Mountain and Ivanhoe exploration properties resulted in a pre-tax charge of $57.1 million, or $37.1 million after-tax ($0.38 per share). Including these items, net income in 1995 was $124.9 million ($1.17 per share).

     The Company's total equity gold production increased 23% in 1996 to 2,284,200 ounces from 1,862,800 ounces in 1995. Equity production in 1995 increased 11% from 1994's equity production of 1,671,000 ounces. Weighted average total cash costs per ounce of equity production were $220, $210 and $202 for 1996, 1995 and 1994, respectively.

RESULTS OF OPERATIONS

     Consolidated sales revenues have increased primarily from gold production of 1,970,200 ounces, 1,653,000 ounces and 1,555,300 ounces in 1996, 1995 and
1994, respectively. (Such production does not include the Company's share of gold production from Minera Yanacocha S.A. ("Minera Yanacocha") which was accounted for on the equity method during these periods but commencing in 1997 will be consolidated in the Company's financial statements as discussed below.) The average annual gold price per ounce received on such production was $390, $385 and $384 in 1996, 1995 and 1994, respectively.

     The profitability of the Company's operations is significantly affected by the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors beyond the Company's control. During the beginning of 1997, the market price of gold declined from 1996 levels. The Company has forward sales contracts that began in January 1996 and continue through December 2000 for production from its Minahasa property, located in Indonesia. These contracts provide for forward sales of 125,000 ounces per year at an average price of $454 an ounce, plus 40% of the amount by which the market price exceeds the forward sales price. No production was hedged in 1995 or 1994.

     The effects of the changes in the average annual gold price received and annual consolidated production levels on sales revenues between years are reflected in the following table (in thousands):

                                          1996 VS. 1995    1995 VS. 1994
                                          -------------    -------------
Increase in sales revenues due to:
  Gold price............................    $ 10,154          $ 1,339
  Production............................     122,082           37,510
                                            --------          -------
          Total.........................    $132,236          $38,849
                                            ========          =======

     The Company's North American operations are located on the geological feature known as the Carlin Trend, hereafter, referred to as "Carlin." Carlin gold production has increased approximately 5% in each of the last two years, from 1,555,300 ounces in 1994 to 1,634,500 in 1995 to 1,700,000 ounces in 1996.
Improved operating rates at the refractory ore treatment plant in conjunction with increased amounts of high grade underground ore processed were the primary reasons for the increase in gold production between 1995 and 1996. The refractory ore treatment plant, which began operations in mid-1994, operated at reduced rates in 1994 and 1995 due primarily to a crack in a weld of a riding ring in the double rotator mill in August 1994 and a fire in an electrostatic precipitator in November 1994. As the plant operated at steadily increasing rates during 1995 and production from high grade underground ores increased, production also increased from 1994 to 1995.

     Carlin's ore production is shifting from open-pit oxide ore to refractory ore coming from both open-pits and underground operations. The refractory ore treatment plant, which processes most of the refractory ore, is expected to account for approximately 40% of Carlin's gold production in 1997, up from approximately 30% in 1996 and 20% in 1995. Carlin's production is expected to continue to increase approximately 5% annually in 1997 and 1998 with the mining of higher grade ores from the Post deposit. This deposit is mined by Barrick Goldstrike Mines, Inc. ("Barrick") under a joint mining agreement, as discussed below.

     The Company's international operations include the Zarafshan-Newmont Joint Venture ("Zarafshan-Newmont"), a 50%-50% joint venture between a subsidiary of the Company and two Uzbekistan governmental entities. Zarafshan-Newmont, which began production in September 1995, produces gold by crushing and leaching low grade oxide ore from existing stockpiles at the government owned Muruntau mine in Uzbekistan. Production was 326,500 ounces (163,200 equity ounces) for 1996 and 37,000 ounces (18,500 equity ounces) for 1995. Although problems were encountered in the startup of the leach facility in 1995, gradual improvements were made throughout 1996. In 1997, production is expected to be approximately 400,000 ounces with 50% attributable to the Company's interest.

     In Indonesia, the Company began production in 1996 at NGC's 80% owned Minahasa ("Minahasa") property. Revenue production was 107,000 ounces. In addition, 5,700 ounces were produced before commercial operations commenced, and the revenue from these ounces was credited against the capitalized costs of the project. Although the Company has an 80% interest in this project, it is entitled to 100% of the gold production until its investment has been recovered, since it funded 100% of the construction costs. Production is expected to reach approximately 150,000 ounces in 1997, with higher levels expected in future years.

     The Company has also had a 38% interest in Minera Yanacocha, a Peruvian entity which is managed by a subsidiary of the Company. Minera Yanacocha has increased its production 166% over the past two years. Production totaled 811,400 ounces (308,300 equity ounces), 552,000 ounces (209,800 equity ounces) and 304,600 ounces (115,700 equity ounces) in 1996, 1995 and 1994, respectively, at total cash costs of $107, $119, and $135 per ounce produced, respectively. The increased production in 1996 was primarily due to production beginning at a third mine. In 1995, production began at a second mine, resulting in increased production levels over 1994. Production is expected to increase at least 5% in 1997 and future production levels are expected to be consistent with those of 1997. Total cash costs are expected to increase slightly in 1997 and 1998, due primarily to higher mining costs.

     As discussed in Note 17 of Item 8 -- "Financial Statements and Supplementary Data," in February 1997 the Peruvian Superior Court upheld the decision of a Peruvian trial court which ruled that NGC had the right to exercise its preemptive right increasing its interest in Minera Yanacocha from 38% to 51.35% at a purchase price of $59.1 million. The court ruled that the preemptive right was triggered in November 1993. Due to the dispute over the exercise of the preemptive right, the Company had continued to account for the interest in Minera Yanacocha on an equity basis at 38%. As a result of the Superior Court's decision, the additional 13.35% interest will be accounted for as having been acquired in 1997 and the 51.35% interest will be consolidated in the Company's financial results, net of the amortization of the purchase price of the incremental interest over its net book value. BRGM and other defendants have filed a request for review of the Superior Court decision by the Supreme Court of Peru. Peruvian counsel have advised the Company that decisions of the Superior Court can be modified by the Supreme Court only in very limited circumstances and that it is not likely that further review will be granted. See the previously mentioned Note 17 in Item 8 for pro forma statements reflecting the additional interest.

     The Company has targeted total equity gold production of approximately 2.6 million ounces for 1997.

     Costs applicable to sales were $476.1 million, $370.6 million and $326.4 million in 1996, 1995 and 1994, respectively. In 1996, $415.3 million relates to the Carlin operations, $36.9 million relates to the Company's share of costs at Zarafshan-Newmont and $23.9 million relates to Minahasa. Of the 1995 amount, $4.1 million of the costs relate to the Company's share of costs attributable to Zarafshan-Newmont. All other costs applicable to sales for 1995 and 1994 were attributable to the Carlin operations.

     The Company's costs applicable to consolidated sales on a per ounce of gold sold basis were as follows for 1996, 1995 and 1994:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------
                                                                   ZARAFSHAN-
                                                 CARLIN             NEWMONT       MINAHASA        CONSOLIDATED
                                          --------------------    ------------    --------    --------------------
                                          1996    1995    1994    1996    1995      1996      1996    1995    1994
                                          ----    ----    ----    ----    ----    --------    ----    ----    ----
Cash operating costs....................  $222    $189    $178    $225    $218      $217      $222    $189    $178
Royalties...............................    20      31      25       0       0         7        17      31      25
Other cash costs........................     1       3       5       0       0         0         1       3       5
                                          ----    ----    ----    ----    ----      ----      ----    ----    ----
        Total cash costs................   243     223     208     225     218       224       240     223     208
Other...................................     1       1       2       1       1         2         1       1       2
                                          ----    ----    ----    ----    ----      ----      ----    ----    ----
        Total costs applicable to
          sales.........................  $244    $224    $210    $226    $219      $226      $241    $224    $210
                                          ====    ====    ====    ====    ====      ====      ====    ====    ====

     The above consolidated amounts do not take into account NGC's interest in Minera Yanacocha because it was accounted for on the equity basis. If NGC's equity interest in Minera Yanacocha were included with the consolidated amounts, the weighted-average total cash costs per ounce of equity production would have been $220, $210 and $202 in 1996, 1995 and 1994, respectively.

     Cash operating costs consist principally of charges for mining ore and waste associated with current period gold production and processing ore through milling and leaching facilities. Total Carlin cash operating costs were $376.8 million in 1996, $308.4 million in 1995, and $277.3 million in 1994. The increases in aggregate and per ounce costs between 1996 and 1995 were primarily attributable to higher mining and milling costs. Approximately half of the increase is attributable to increased mining costs which resulted from more underground mining and higher waste-to-ore ratios at the open-pit mines in 1996. Another quarter of the increase was due to higher milling costs primarily associated with the refractory ore treatment plant. High maintenance costs were incurred at the plant in 1996 as certain components corroded more quickly than anticipated. In 1997, it is planned that these components will be replaced using materials which are expected to significantly increase their operating lives. The remainder of the 1996 increase was attributable to various other factors. The increases in costs between 1995 and 1994 were primarily attributable to increased milling costs associated with the refractory ore treatment plant during its first full year of operation and increased underground mining costs. Per ounce cash operating costs at Carlin are expected to decrease in 1997 and 1998 when the production of higher grade ore from the Post deposit enters the production stream.

     The Company's share of cash operating costs at Zarafshan-Newmont increased to $36.9 million from $4.1 million in 1995 due to a full year of operation in 1996. Per ounce cash costs increased slightly from 1995 to 1996 primarily due to a reduction in the estimated ultimate gold recovery rate in 1996. Per ounce cash operating costs are expected to slightly decrease in 1997 as greater efficiencies and higher production levels are achieved, but may increase in 1998 as lower ore grades are expected to be encountered.

     Per ounce cash operating costs at Minahasa in 1997 are expected to be approximately the same as those in 1996. In the years thereafter, per ounce costs are expected to decline as higher grade ores enter the production stream.

     In addition to the cash operating costs expensed, the Company is capitalizing a portion of mining costs associated with tons mined from deposits having diverse grade and waste-to-ore ratios over a mine's life. In 1996 and 1995, such costs were capitalized for certain deposits at Carlin ($63.7 million and $56.2 million, respectively) and at Minahasa ($6.1 million and $1.2 million, respectively), whereas in 1994, these costs only related to the Carlin operations ($33.2 million). The Carlin costs substantially relate to the Post deposit. As previously mentioned, this deposit is being mined by Barrick under a 1992 joint mining agreement. Under such agreement, Barrick, which has a separate and distinct interest in the same ore body, mines the deposit and charges the Company on a basis that will result in both companies ultimately bearing the same cost per contained ounce of gold mined. Some of the Company's contained ounces in this deep deposit are expected to be processed in 1997, at which time such mining costs will be matched against the revenues from the ounces that are produced.

     Capitalized mining costs increased in 1996 and 1995 due to elevated mining rates for the Post deposit, as well as commencement of production at Minahasa in 1996. Such capitalized mining costs are expected to decrease in 1997 from the 1996 amount as a higher proportion of Post ore relative to waste material is mined.

     Royalty costs, which are a function of the amount of royalty ore processed, were $34.4 million, $51.6 million and $38.7 million in 1996, 1995 and 1994, respectively. In 1995, greater amounts of royalty-burdened ore were processed than in 1996 and 1994. Including the effect of royalties at Minera Yanacocha, royalty costs are expected to decrease from 1996 to 1997 by approximately 35% due to a significant reduction in the amount of royalty-burdened ore processed from open-pit mines at Carlin.

     On a consolidated basis, the Company's costs applicable to sales per ounce are expected to significantly decrease in 1997 with the lower cost per ounce production at Carlin and Zarafshan-Newmont and the consolidation of the low-cost Minera Yanacocha operations. In total, costs applicable to sales will increase in 1997 as a result of the consolidation of Minera Yanacocha.

     Depreciation, depletion and amortization ("DD&A") was $124.8 million, $106.8 million and $91.1 million in 1996, 1995 and 1994, respectively. The increase in 1996 over 1995 is primarily due to additional assets placed in service at Carlin, a full year of Zarafshan-Newmont operations and the startup of Minahasa operations. The increase in 1995 over 1994 is primarily due to new facilities and equipment at the Carlin operations, including the refractory ore treatment plant. Including the consolidation of Minera Yanacocha, DD&A is expected to increase to between $165 million and $175 million in 1997 due to a full year of operation at Minahasa and the additional assets placed in service in 1996 at all operations.

     Exploration and research expenses were $58.7 million, $57.3 million and $69.2 million in 1996, 1995 and 1994, respectively. The decrease in exploration and research expenses in 1995 compared to the 1994 amount was due to the Company's planned decrease in exploration spending and increased focus on resource development, for which costs are capitalized. The Company intends to replace and increase its reserve base primarily through exploration. At December 31, 1996, the Company's proven and probable gold reserves were 37.1 million equity ounces, compared to 28.8 million equity ounces at December 31, 1995. Exploration and research expenses in 1997 are expected to increase to between $70 million and $75 million with the consolidation of Minera Yanacocha.

     As discussed in Note 16 of Item 8 -- "Financial Statements and Supplementary Data", in July 1996, the Company and Sumitomo Corporation ("Sumitomo") entered into an agreement to develop and operate the Batu Hijau project in Indonesia. As a result of the contemplated ownership structure, the Company began accounting for its investment in Batu Hijau as an equity investment in July 1996. In 1995 and for the first six months of 1996, development costs for this large copper/gold porphyry deposit were capitalized. The

Company's cash expenditures totaled $15.1 million and $27.7 million for 1996 and 1995, respectively. In addition, in 1996 Sumitomo advanced $20.2 million for project development. In 1994, the Company incurred $16.8 million of exploration and research expenses for this project.

     General and administrative expense ("G&A") was $48.1 million, $43.2 million and $38.5 million in 1996, 1995 and 1994, respectively. The increases are primarily related to the additional staffing required for the increased international focus of the Company's operations. The Company provides extensive management oversight and technical expertise to its overseas operations. G&A expenses are not expected to increase significantly in 1997 over the 1996 levels.

     Interest expense before capitalized interest was $49.4 million, $48.0 million and $29.5 million in 1996, 1995 and 1994, respectively. The increase in 1995 from 1994 is associated with higher debt balances, primarily due to the sale-leaseback financing of the refractory ore treatment plant which was completed in September 1994. Net interest expense will increase in 1997 with the consolidation of Minera Yanacocha and its planned $100 million financing. See "Liquidity and Capital Resources."

     In 1995, the Company recorded write-offs of two exploration properties totaling $52.5 million. The Ivanhoe property was purchased in June 1992. Over the next three years, extensive drilling, environmental studies and mine models were developed to determine the economics of extracting gold from the property. A feasibility report was issued in June 1995 that reflected high levels of environmental and mining costs that resulted in financial returns much lower than the Company's threshold for development. Accordingly, the decision was made not to develop the property and $18.8 million of capitalized costs associated with the property were written off in June 1995. At that same time, an additional charge of $4.6 million was taken as other expense for estimated costs to reclaim areas disturbed by previous mining and exploration activity on the property.

     The Grassy Mountain property was purchased in September 1992. At the time of the purchase, certain reliance was placed upon geological models prepared by the seller. Work performed by the Company in 1993 demonstrated that the gold was not distributed as modeled by the seller. In 1994, the Company created new detailed models of the deposit based on its revised geologic interpretation. These models resulted in fewer high grade ounces, which led to the reclassification of 996,000 ounces of reserves to mineralized material at the end of 1994. However, additional drilling and modeling was required to determine whether there was an impairment of the asset based on the work performed through that date. Based on economic information at that time and the use of undiscounted cash flows, no write-down was considered necessary as of December 31, 1994. Throughout 1995, further refinement of geological and economic models continued with open-pit, underground and price hedging scenarios all resulting in deposit sizes and economic returns smaller than the Company's threshold for development. Based on these results, capitalized costs of $33.8 million relating to the Grassy Mountain property were written off in December 1995.

     Other expenses were $13.9 million, $11.7 million and $46.0 million for 1996, 1995 and 1994, respectively. These amounts reflect charges of $6.6 million, $3.0 million and $36.1 million in 1996, 1995 and 1994, respectively, related to environmental obligations associated with former mining activities discussed in Note 16 to Item 8 -- "Financial Statements and Supplementary Data." The additional charges related to environmental obligations in all periods reflect revisions of estimates of future costs to be incurred. Included in the 1994 amount is a valuation allowance of $20 million that was made against receivables from insurance companies for recoveries related to such environmental obligations. The Company recorded the valuation allowance after discussions with its then new lead counsel regarding its review of the litigation with the insurance companies and due to the absence of expected settlement discussions. After recording the valuation allowance there remained a net receivable balance from insurance companies of approximately $16.7 million at December 31, 1994. Settlement of certain of the insurance litigation was reached in 1995 enabling the Company to realize the receivable. Trial of the remaining litigation is scheduled for late 1997. The Company intends to vigorously pursue its claims with respect to the remaining litigation and believes that it is reasonably possible that additional amounts will be recovered, although no such amounts are accrued.

     Since the actual cash payments for the environmental obligations associated with the Company's former mining activities are expected to occur over a number of years, such cash requirements are not expected to have a significant negative impact on the Company's liquidity. The Company made such payments of $14.8 million, $20.0 million and $14.5 million in 1996, 1995 and 1994, respectively. The Company expects to pay approximately $10.0 million of such costs in 1997. Total estimated future costs related to these environmental liabilities of $50.2 million were accrued at December 31, 1996. Because of the uncertain nature of these liabilities, the Company estimates that it is reasonably possible that the ultimate liability may be as much as 100% greater or 40% lower than the amount accrued at December 31, 1996. Absent concurrent insurance recoveries, or revenue generating operations associated with closure, on-going cash expenditures will be funded out of operating cash flow and/or borrowings. The Company continuously monitors and reviews its environmental obligations and, although the Company believes that it has adequately accrued for such costs, as additional facts become known additional provisions may be required.

     Dividends, interest and other income was $26.5 million, $42.2 million and $22.3 million for 1996, 1995 and 1994, respectively. The amounts include $3.1 million, $28.3 million and $9.2 million for 1996, 1995 and 1994, respectively, for business interruption insurance recorded for certain problems associated with the refractory ore treatment plant, as previously discussed. The remaining variance between the years is due primarily to variances in interest income which has increased over the three years due to higher cash balances. As discussed in Note 8 of Item 8 -- "Financial Statements and Supplementary Data", in January 1996, NMC issued 4.65 million shares of common stock resulting in higher cash balances in 1996. Interest income is expected to be the primary component of dividends, interest and other in 1997, and is expected to decrease slightly from 1996.

     Income tax benefit (provision) was $19.4 million, ($17.0) million and $29.3 million for 1996, 1995 and 1994, respectively. Included in the 1996 income tax benefit are foreign tax credits associated with Minera Yanacocha, which were substantially higher in 1996 than 1995, as well as $6.0 million of benefits resulting from resolution of certain tax issues from prior years. In 1995, the Company recognized taxes of $41.2 million related to the sale of its investment in SPCC. This charge was partially offset by a tax benefit of $20 million related to the charges associated with the write-offs of the Ivanhoe and Grassy Mountain properties. In 1994, the Company recognized an income tax benefit of $16.2 million resulting from the resolution of certain tax issues associated with prior years, as well as a tax benefit of $12.6 million recognized in connection with the charge relating to environmental obligations. Tax benefits from percentage depletion and foreign tax credits were realized in all three years. At December 31, 1996, the Company had $63.4 million of net deferred tax assets. Although it can give no assurances, the Company expects that projected future operations will result in the utilization of these net deferred tax assets.

     General inflation over the past three years has not had a material effect on the Company's cost of doing business and is not expected to have a material effect in the foreseeable future. Changes in the price received for gold will impact the Company's revenue stream, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

     During 1996, the Company's cash outlays included $231.2 million in capital expenditures and $52.7 million in dividends. Of the capital expenditures, approximately $154.0 million was spent on projects at the Carlin operations which were primarily associated with capitalized mining costs, underground development, mining and processing equipment, and refractory leach pads. In addition, $27.4 million was spent by the Company on mine site development for the Minahasa project, $15.1 million on the Batu Hijau project before the agreement was reached with Sumitomo, and $11.6 million was spent on the construction of a new technical facility in Denver, Colorado. The balance of capital expenditures related to various other projects. These expenditures were funded by proceeds from issuances of common stock of $265.4 million and cash flow from operating activities of $140.4 million. In addition, $16.8 million was borrowed under short-term credit facilities to finance environmental reclamation and remediation activities.

     Including Minera Yanacocha, approximately $300 million is expected to be spent on capital projects in 1997. Carlin expenditures of approximately $145 million will be for capitalized mining costs, mine equipment, refractory leach pads and underground development. Funds for capital expenditures of approximately $8 million and $26 million will also be required for the Zarafshan-Newmont and Minahasa projects, respectively. Minera Yanacocha expenditures of approximately $110 million will be primarily for the construction of a second processing facility and the construction and expansion of leach pads.

     Of the Company's $231.2 million in capital expenditures in 1996, it is estimated that approximately $12 million was required to comply with environmental regulations. Including the effect of Minera Yanacocha, the Company estimates that approximately $25 million of the capital expenditures in 1997 will be required to comply with environmental regulations. The ongoing costs to comply with environmental regulations are not a significant portion of the Company's cash operating costs.

     Also in 1997, the Company expects to spend approximately $20 million on development of La Herradura, a 44% equity investment located in Mexico. The property will be developed by Minera Penmont S.A. de C.V., which is owned 56%-44% between Industriales Penoles S.A. de C.V. ("Penoles") and a subsidiary of the Company. The property is a low grade, open-pit deposit that is expected to begin heap-leach production in mid-1998. Penoles, as managing partner, has the responsibility for development and construction of this project. However, the Company will continue to provide technical expertise on an ongoing basis.

     Additionally in 1997, the acquisition of the incremental interest in Minera Yanacocha is expected to require the payment of approximately $59.1 million plus additional costs required to complete the acquisition.

     As previously mentioned, in January 1996, NMC issued 4.65 million shares of common stock for $51.87 per share under an existing "shelf" registration statement with the Securities and Exchange Commission. Proceeds of the issue netted $241.3 million and were used to purchase an equal number of shares of common stock of NGC. This transaction increased NMC's ownership of NGC to 90.5%. In addition, $24.2 million was received by NMC in 1996 from the exercise of NMC employee stock options, which proceeds were in turn used by NMC to exercise options of NGC.

     Cash on hand at December 31, 1996 of $185.7 million, operating cash flow and short-term borrowings will be used to fund the Company's capital expenditures and other cash requirements in 1997 (other than Minera Yanacocha). The Company also has a $400 million unused revolving credit facility with a consortium of banks. Additionally, in June 1994, NGC filed a "shelf" registration statement with the Securities and Exchange Commission covering the issuance of up to $150 million in non-convertible debt securities. There are no present plans to use the revolving credit facility or issue any such securities. In addition, Minera Yanacocha intends to raise $100 million of project financing in 1997, to partially finance its 1997 capital spending program and for other general corporate purposes.

     As discussed in Note 16 of Item 8 -- "Financial Statements and Supplementary Data," in July 1996, the Company and Sumitomo entered into an agreement to develop and operate the Batu Hijau project in Indonesia. The estimated cost for development of the open-pit mine, mill and infrastructure including employee housing, a port, electrical generation facilities, interest during construction, cost escalations and working capital is expected to approximate $1.9 billion. Batu Hijau contains proven and probable reserves of
12.1 million ounces (5.4 million equity ounces to the Company) of gold and 10.6 billion pounds (4.8 billion equity pounds to the Company) of copper. Production is expected to begin around the turn of the century, with a projected mine life in excess of 20 years.

     Under the partnership agreement between Sumitomo and the Company, the Company will, at the outset, contribute to the partnership its interest in the company that owns the project and retain a 45% interest. Sumitomo will contribute, at the outset, approximately $165 million in cash and in the months immediately following the date of the initial contributions, an estimated additional $70 million in cash and receive a 35% interest. The remaining 20% interest in the project is held by an Indonesian company that has no cash requirements. The parties' obligations to make their initial contributions to the partnership are subject to certain conditions, including receipt of certain approvals from the Indonesian government. Until these conditions are satisfied, Sumitomo has agreed to fund up to $100 million of project costs through non-interest bearing loans which the Company has effectively guaranteed. Such funding will be credited against Sumitomo's initial contribution. If the above conditions are not satisfied by March 31, 1997, either party has the right to terminate the agreement and the loans would become due. As a result of the contemplated ownership structure, the Company is accounting for its investment in Batu Hijau as an equity investment effective July 1996. The Company's investment at December 31, 1996, which is included in other long-term assets, was $46.6 million. At December 31, 1996, Sumitomo had loaned $20.2 million to the company that owns the project.

     Project financing for the Batu Hijau project of approximately $1 billion is being arranged. Such financing will be guaranteed until project completion by the Company and Sumitomo, 56.25% and 43.75%, respectively. The Company and Sumitomo are also expected to enter into certain support agreements related to such debt. The Company expects to fund its share of remaining project costs through operating cash flow, bank credit lines or other third party financing as needed. Depending on financing arrangements, it is possible that no cash requirements will be necessary from the Company until 1998. Total project costs for 1997 are estimated to be approximately $400 million.

     Scheduled minimum long-term debt repayments are $19.3 million in 1997. The Company expects to fund maturities of its debt through operating cash flow and/or by refinancing the debt as it becomes due.

     For active mines, the Company provides for future reclamation and remediation closure costs on a unit-of-production basis. The annual accrual for costs associated with current operations has not been significant. The Company reviews the adequacy of its reclamation and remediation closure reserves in light of current laws and regulations and makes provisions as necessary. In addition, periodic internal environmental audits are conducted to evaluate environmental compliance. Cash flow from the Company's operations and salvage values are expected to provide funding for reclamation and remediation closure costs. The Company believes that its current operations are in compliance with applicable laws and regulations designed to protect the public health and environment.

     Current and non-current inventories (non-current inventories are included in other long-term assets) increased from December 31, 1995 to December 31, 1996 by $14.4 and $32.5 million, respectively. Of these increases, $23.4 million relates to Zarafshan-Newmont's commencement of operations and the Company acquiring ore stockpiles from its partners in 1996 to allow them to fund their capital contributions to the venture. In addition, $16.3 million is related to the commencement of operations at Minahasa.

PROPOSED MERGER WITH SANTA FE PACIFIC GOLD CORPORATION

     As discussed in Note 17 of Item 8 -- "Financial Statements and Supplementary Data," NMC has entered into a merger agreement with Santa Fe Pacific Gold Corporation ("Santa Fe") under which each share of Santa Fe common stock will be exchanged for 0.43 of a share of NMC common stock. A condition of the merger is that it be accounted for as a pooling of interests by NMC. The merger is also subject to the approval of the shareholders of both companies and other customary conditions. It is expected to be consummated during the second quarter of 1997. If NMC is successful in acquiring Santa Fe, Santa Fe would become a wholly-owned subsidiary of NGC. NGC would issue shares of common stock to NMC equal to the number of shares NMC issues to acquire Santa Fe (estimated to be approximately 56.5 million). Santa Fe reported 1996 sales of $337.2 million, gold production of 851,600 ounces, total cash costs of $215 per ounce and net income of $21.1 million. Santa Fe also reported as of December 31, 1996 total assets of $1.3 billion, long-term debt of $454.9 million and net worth of $570.0 million. Costs associated with this transaction, estimated to be approximately $125 million, will be funded by the operating cash flow of each company and/or third party financing sources as required.

FORWARD-LOOKING STATEMENTS

     The foregoing discussion and analysis, as well as certain of the notes to the consolidated financial statements, contain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, (i) estimates of future gold production for specific operations and on a consolidated basis, (ii) estimates of future production costs, exploration expenditures and other expenses for specific operations and on a consolidated basis, (iii) estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof, (iv) statements as to the projected development of certain ore deposits, including estimates of development and other capital costs, financing plans with respect thereto and expected production commencement dates, and (v) estimates of future costs and other liabilities for certain environmental matters. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the forward-looking statements.

     Future gold production could be affected by, among other things, the price of gold, risks and hazards associated with mining operations, variances in ore grade and metallurgical and other characteristics from assumptions contained in mining plans, labor disputes and acts of God.

     Future production costs, exploration expenditures and other expenses could be affected by a number of factors, including, but not limited to, unanticipated geological configurations or other geological or grade problems, metallurgical and other processing problems, the occurrence of inclement or hazardous weather conditions or other unusual operating conditions, the failure of equipment, processes or facilities to operate in accordance with specifications or expectations, labor disputes, accidents and changes in U.S. or foreign laws or regulations or the interpretation, enforcement or implementation thereof.

     The amount and timing of future capital expenditures could be influenced by a number of factors, including the timing of receipt of necessary permits and other governmental approvals, the failure of equipment, processes or facilities to operate in accordance with specifications and expectations, labor disputes and unanticipated changes in mine plans. The funding of such expenditures and other cash needs will be affected by the level of cash flow generated by the Company and the ability of the Company to otherwise finance such expenditures, which in turn could be affected by general U.S. and international economic and political conditions, political and economic conditions in the country in which the expenditure is being made, as well as financial market conditions.

     The development of certain ore deposits could be affected by, among other things, labor disputes, delays in the receipt of or failure to receive necessary governmental permits or approvals, changes in U.S. or foreign laws or regulations or the interpretation, enforcement or implementation thereof, the failure of any of the Company's joint venture partners to perform as agreed, unanticipated ground and water conditions, the failure of equipment, processes or facilities to operate in accordance with specifications or expectations, or delays in the receipt of or the ability to obtain any necessary financing.

     Future environmental costs and liabilities could be impacted by changes in U.S. or foreign laws or regulations or the interpretation, enforcement or implementation thereof unanticipated ground and water conditions, the failure of equipment, processes or facilities to operate in accordance with specifications or expectations, delays in receiving necessary permits and other factors beyond the control of the Company.

     For a more detailed discussion of the foregoing risks and uncertainties as well as other risks and uncertainties affecting the Company and its operations, see Items 1 and 2 -- "Business and Properties." Many of these factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Newmont Gold Company:

     We have audited the accompanying consolidated balance sheets of Newmont Gold Company (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newmont Gold Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                            /s/ ARTHUR ANDERSEN LLP
                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
January 28, 1997,
except for Note 17
as to which the date is
March 10, 1997.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1995        1994
                                                             --------    --------    --------
Sales and other income
  Sales....................................................  $768,455    $636,219    $597,370
  Dividends, interest and other............................    26,471      42,157      22,316
  Gain on disposition of investment........................        --     113,188          --
                                                             --------    --------    --------
                                                              794,926     791,564     619,686
                                                             --------    --------    --------
Costs and expenses
  Costs applicable to sales................................   476,090     370,617     326,385
  Depreciation, depletion and amortization.................   124,841     106,835      91,115
  Exploration and research.................................    58,709      57,291      69,151
  General and administrative...............................    48,093      43,219      38,518
  Interest, net of amounts capitalized.....................    43,987      36,415       9,823
  Write-off of exploration properties......................        --      52,537          --
  Other....................................................    13,855      11,681      46,029
                                                             --------    --------    --------
                                                              765,575     678,595     581,021
                                                             --------    --------    --------
Income before equity income and income taxes...............    29,351     112,969      38,665
Equity in income of affiliated companies...................    45,221      28,895      15,395
                                                             --------    --------    --------
Pre-tax income.............................................    74,572     141,864      54,060
Income tax benefit (provision).............................    19,400     (16,992)     29,334
                                                             --------    --------    --------
Net income.................................................    93,972     124,872      83,394
Preferred stock dividends..................................        --      11,157      15,813
                                                             --------    --------    --------
Net income applicable to common shares.....................  $ 93,972    $113,715    $ 67,581
                                                             ========    ========    ========
Net income per common share................................  $   0.86    $   1.17    $   0.70
                                                             ========    ========    ========
Average shares outstanding.................................   109,766      97,375      96,472
                                                             ========    ========    ========

        The accompanying notes are an integral part of these statements.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                  AT DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------
                                     ASSETS

Cash and cash equivalents...................................  $  185,681    $   59,142
Short-term investments......................................      12,724        11,820
Accounts receivable.........................................      28,692        24,458
Inventories.................................................     188,345       173,984
Other current assets........................................      40,440        20,128
                                                              ----------    ----------
  Current assets............................................     455,882       289,532
Property, plant and mine development, net...................   1,301,952     1,255,278
Other long-term assets......................................     323,240       228,960
                                                              ----------    ----------
          Total assets......................................  $2,081,074    $1,773,770
                                                              ==========    ==========

                                  LIABILITIES

Short-term debt.............................................  $   45,981    $   29,179
Current portion of long-term debt...........................      19,250         4,375
Accounts payable............................................      48,099        38,570
Other accrued liabilities...................................     110,764       122,312
                                                              ----------    ----------
  Current liabilities.......................................     224,094       194,436
Long-term debt..............................................     585,009       604,259
Reclamation and remediation liabilities.....................      60,672        64,795
Other long-term liabilities.................................      79,244        85,352
                                                              ----------    ----------
          Total liabilities.................................     949,019       948,842
                                                              ----------    ----------
Commitments and contingencies

                              STOCKHOLDERS' EQUITY

Common stock -- $0.01 par value; 250,000 shares authorized;
  110,186 and 104,875 shares issued, respectively...........       1,102         1,049
Capital in excess of par value..............................     425,704       160,081
Retained earnings...........................................     707,517       666,161
Treasury stock, at cost; 257 and 268 shares, respectively...      (2,268)       (2,363)
                                                              ----------    ----------
          Total stockholders' equity........................   1,132,055       824,928
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $2,081,074    $1,773,770
                                                              ==========    ==========

        The accompanying notes are an integral part of these statements.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

           STATEMENTS OF CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                                       CAPITAL IN                TREASURY STOCK
                                                 PREFERRED STOCK      COMMON STOCK     EXCESS OF                     AT COST
                                                -----------------   ----------------      PAR       RETAINED    -----------------
                                                SHARES    AMOUNT    SHARES    AMOUNT     VALUE      EARNINGS    SHARES    AMOUNT
                                                ------   --------   -------   ------   ----------   ---------   ------   --------
Balance at December 31, 1993..................      --   $     --   104,875   $1,049    $206,260    $ 716,709       --   $     --
  Transaction with parent (Note 2)............   2,875     14,375        --      --           --     (140,944)   8,650    (76,206)
  Common stock issued from treasury for stock
    options exercised.........................      --         --        --      --        6,638           --     (236)     2,080
  Net income..................................      --         --        --      --           --       83,394       --         --
  Common stock dividends -- $0.48 per share...      --         --        --      --           --      (46,225)      --         --
  Preferred stock dividends -- $5.50 per
    share.....................................      --         --        --      --           --      (15,813)      --         --
  Other.......................................      --         --        --      --           --        1,634       --         --
                                                ------   --------   -------   ------    --------    ---------   ------   --------
Balance at December 31, 1994..................   2,875     14,375   104,875   1,049      212,898      598,755    8,414    (74,126)
  Common stock issued from treasury primarily
    for stock options exercised...............      --         --        --      --        6,949           --     (247)     2,173
  Preferred stock redemption and conversion,
    net of costs..............................  (2,875)   (14,375)       --      --      (59,766)          --   (7,899)    69,590
  Net income..................................      --         --        --      --           --      124,872       --         --
  Common stock dividends -- $0.48 per share...      --         --        --      --           --      (46,808)      --         --
  Preferred stock dividends -- $3.88 per
    share.....................................      --         --        --      --           --      (11,157)      --         --
  Other.......................................      --         --        --      --           --          499       --         --
                                                ------   --------   -------   ------    --------    ---------   ------   --------
Balance at December 31, 1995..................      --         --   104,875   1,049      160,081      666,161      268     (2,363)
  Common stock issuance.......................      --         --     4,651      47      241,209           --       --         --
  Common stock issued primarily for stock
    options exercised.........................      --         --       660       6       24,919           --      (13)       112
  Net income..................................      --         --        --      --           --       93,972       --         --
  Common stock dividends -- $0.48 per share...      --         --        --      --           --      (52,727)      --         --
  Other.......................................      --         --        --      --         (505)         111        2        (17)
                                                ------   --------   -------   ------    --------    ---------   ------   --------
Balance at December 31, 1996..................      --   $     --   110,186   $1,102    $425,704    $ 707,517      257   $ (2,268)
                                                ======   ========   =======   ======    ========    =========   ======   ========

        The accompanying notes are an integral part of these statements.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1996         1995         1994
                                                          ---------    ---------    ---------
Operating Activities
  Net income............................................  $  93,972    $ 124,872    $  83,394
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization...........    124,841      106,835       91,115
     Undistributed earnings of affiliates...............    (13,134)      (3,603)     (14,553)
     Deferred taxes.....................................    (15,840)     (16,300)     (28,052)
     Gain on sale of investment.........................         --     (113,188)          --
     Write-off of exploration properties................         --       52,591           --
     Other..............................................      1,644        1,128       (1,950)
     (Increase) decrease in operating assets:
       Accounts receivable..............................     (4,113)      13,815        9,970
       Inventories......................................    (45,960)     (55,669)     (13,336)
       Other assets.....................................    (15,202)       8,816        1,609
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses............     14,412       43,552       24,868
       Other liabilities................................       (246)      (5,683)      (3,378)
                                                          ---------    ---------    ---------
Net cash provided by operating activities...............    140,374      157,166      149,687
                                                          ---------    ---------    ---------
Investing Activities
  Additions to property, plant and mine development.....   (231,174)    (309,269)    (402,030)
  Proceeds from sale of investment......................         --      116,357           --
  Net cash acquired from parent.........................         --           --       69,361
  Advances to joint venture.............................     (3,684)     (30,543)     (14,675)
  Other.................................................     (4,126)      (8,345)      16,503
                                                          ---------    ---------    ---------
Net cash used in investing activities...................   (238,984)    (231,800)    (330,841)
                                                          ---------    ---------    ---------
Financing Activities
  Short-term borrowings.................................     16,802       13,440           --
  Proceeds from long-term borrowings....................         --       15,000      528,634
  Repayments of long-term borrowings....................     (4,375)          --     (127,000)
  Proceeds from issuance of common stock................    265,449        8,034        8,718
  Dividends paid on common stock........................    (52,727)     (46,808)     (46,225)
  Dividends paid on preferred stock.....................         --      (11,860)     (15,110)
  Preferred stock redemption and conversion costs.......         --       (4,442)          --
  Debt issuance costs...................................         --         (225)      (6,641)
  Other.................................................         --           --         (974)
                                                          ---------    ---------    ---------
Net cash provided by (used in) financing activities.....    225,149      (26,861)     341,402
                                                          ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents....    126,539     (101,495)     160,248
Cash and cash equivalents at beginning of year..........     59,142      160,637          389
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year................  $ 185,681    $  59,142    $ 160,637
                                                          =========    =========    =========

See Note 14 for supplemental cash flow information.

        The accompanying notes are an integral part of these statements.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Newmont Gold Company ("NGC") and its more-than-50% owned subsidiaries (collectively, the "Company"). The Company also includes its pro-rata share of assets, liabilities and operations for joint ventures in which it has an interest. All significant intercompany balances and transactions have been eliminated. At December 31, 1996, Newmont Mining Corporation ("NMC") owned approximately 91% of the Company. The functional currency for all subsidiaries is the U.S. dollar.

NATURE OF OPERATIONS

     The Company is a worldwide company engaged in gold production, exploration for gold and acquisition of gold properties. Substantially all of the Company's consolidated sales and operating profit in 1995 and 1994 related to its gold mining activities in the United States. In 1996, the Company's consolidated sales resulted from operations in the United States, Uzbekistan and Indonesia. See geographic information in Note 15. Although most of the Company's consolidated identifiable assets relate to domestic activities, 19% of its assets as of December 31, 1996 related to foreign operations. The Minahasa project in Indonesia began production in early 1996, operations commenced in Uzbekistan in 1995 and the Company has a nonconsolidated equity interest in a property in Peru that went into production in 1993. The Company carries political risk insurance on its investments in all three countries. The Company also conducts exploration for gold deposits worldwide.

     Gold mining requires the use of specialized facilities and technology. The Company relies heavily on such facilities to maintain its production levels.

     Also, the profitability of the Company's current operations is significantly affected by the market price of gold. Market gold prices can fluctuate widely and are affected by numerous factors beyond the Company's control.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Excess cash balances are primarily invested in United States Treasury bills, with lesser amounts invested in high-quality commercial paper and time deposits.

INVESTMENTS

     Short-term investments are carried at cost, which approximates market, and include Eurodollar government and corporate obligations rated AA or higher. At December 31, 1996 and 1995, $8.7 million and $7.9 million, respectively, of such investments secured letters of credit.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     Investments in companies in which the Company's ownership is 20% to 50% are accounted for by the equity method of accounting and are included in other long-term assets. Included in such investments is the Company's 38% equity investment in Minera Yanacocha S.A. (See Note 17). Summarized financial information for Minera Yanacocha S.A. follows (in millions):

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1996        1995        1994
                                                           --------    --------    --------
Sales....................................................    $313.9      $212.5      $116.6
Costs applicable to sales and depreciation, depletion and
  amortization...........................................    $ 89.2      $ 66.7      $ 42.2
Exploration..............................................    $ 17.5      $ 11.4      $  4.1
Other, including Peruvian income tax provision...........    $ 82.5      $ 53.6      $ 29.1
Net income...............................................    $124.7      $ 80.8      $ 41.2
Dividends applicable to NGC's 38% interest...............    $ 29.6      $ 23.2          --

                                                              AT DECEMBER 31,
                                                              ----------------
                                                               1996      1995
                                                              ------    ------
Current assets..............................................  $ 85.2    $ 71.7
Noncurrent assets...........................................   108.2      88.1
                                                              ------    ------
          Total assets......................................  $193.4    $159.8
                                                              ======    ======
Current liabilities.........................................  $ 45.4    $ 50.0
Noncurrent liabilities......................................    39.8      48.3
                                                              ------    ------
          Total liabilities.................................  $ 85.2    $ 98.3
                                                              ======    ======
          Total equity......................................  $108.2    $ 61.5
                                                              ======    ======

     As a result of the contemplated ownership structure discussed in Note 16, the Batu Hijau project in Indonesia is being accounted for as an equity investment effective July 1996. The Company's investment at December 31, 1996 was $46.6 million.

     Investments in companies owned less than 20% are recorded at the lower of cost or net realizable value. Income from such investments is recorded when dividends are paid. The Company held no such investments at December 31, 1996 or 1995.

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

PROPERTY, PLANT AND MINE DEVELOPMENT

     Expenditures for new facilities or expenditures which extend the useful lives of existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives of such facilities. Productive lives range from 2 to 21 years.

     Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Such costs, and

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
estimated future development costs, are amortized using a unit-of-production method over the estimated life of the ore body. On-going development expenditures to maintain production are generally charged to operations as incurred.

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

REVENUE RECOGNITION

     Gold sales are recognized when gold is produced.

MINING COSTS

     In general, mining costs are charged to operations as incurred. However, certain of the Company's deposits have diverse grade and waste-to-ore ratios over the mine's life. Mining costs for these deposits, to the extent they do not relate to current gold production, are capitalized and then charged to operations when the applicable gold is produced.

RECLAMATION AND REMEDIATION COSTS

     Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using a unit-of-production method. Future reclamation and remediation costs for inactive mines are accrued based upon management's best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates are charged to earnings in the period an estimate is revised.

INCOME TAXES

     The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the liability method of SFAS 109, the Company recognizes certain temporary differences between the financial reporting basis of the Company's liabilities and assets and the related income tax basis for such liabilities and assets. This generates a net deferred income tax liability or net deferred income tax asset for the Company as of the end of the year, as measured by the statutory tax rates in effect as enacted. The Company derives its deferred income tax charge or benefit by recording the change in the net deferred income tax liability or net deferred income tax asset balance for the year.

     The Company's deferred income tax assets include certain future tax benefits such as net operating losses or tax credit carryforwards. The Company must record a valuation allowance against any portion of those deferred income tax assets which it believes it will more likely than not fail to realize.

GOLD HEDGING ACTIVITIES

     The Company may enter into gold loans, options contracts and forward sales contracts to hedge the effect of price changes on the gold it produces. Gains and losses realized on such instruments, as well as any cost or revenue associated therewith, are recognized in sales when the related gold is produced.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

EARNINGS PER COMMON SHARE

     The treasury stock method is used in computing earnings per common and common equivalent share. Earnings per common and common equivalent share are based on the sum of the weighted average number of common shares outstanding during each period and the assumed exercise of stock options having exercise prices less than the average market prices of the common stock. The convertible preferred shares outstanding until conversion, as discussed in Note 8, were not common stock equivalents as they were anti-dilutive.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

RECLASSIFICATIONS

     Certain amounts in prior years have been reclassified to conform to the 1996 presentation.

(2) ACQUISITION OF NMC'S OPERATIONS

     Effective January 1, 1994, NGC acquired all of the operations of NMC. The transaction included the following: (i) the transfer by NMC to NGC of 8,649,899 shares of the 94,500,000 shares of common stock of NGC then held by NMC; (ii) the transfer by NMC of all of its other assets to NGC; (iii) the assumption by NGC of all the liabilities (contingent or otherwise) of NMC (including NGC's $159.6 million of advances to NMC as of December 31, 1993), but not NMC's obligations with respect to its then $5.50 convertible preferred stock (the "NMC preferred stock") (except for accrued and unpaid dividends as of December 31,
1993) and its employee stock options exercisable for NMC's common stock; (iv) the issuance by NGC to NMC of 2,875,000 shares of $5.50 convertible preferred stock with a par value of $5.00 per share, and having terms identical to the NMC preferred stock (except that upon conversion, NMC was entitled to receive shares of NGC's common stock instead of NMC's common stock); and (v) the issuance by NGC to NMC of stock options exercisable for shares of NGC's common stock having terms identical to NMC's employee stock options (except upon exercise, NGC's common stock is issued instead of NMC's common stock).

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

     The terms of the transaction intended that the preferred stock and stock options issued by NGC to NMC be exercised to the extent NMC preferred stock and outstanding NMC stock options are exercised and NGC grants to NMC additional stock options to the extent additional stock options are granted by NMC. As a result of the transaction and giving effect to the subsequent conversion of preferred stock and issuance of common stock (see Note 8), stock option exercises by NMC and additional stock option grants by NGC, NMC's only assets at December 31, 1996 are (i) 99,522,308 shares of common stock of NGC which approximates 90.5% of the NGC's common stock outstanding and (ii) stock options to purchase 2,450,351 shares of NGC.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

(3) INVENTORIES

                                                                AT DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
                                                                 (IN THOUSANDS)
Current:
  Ore and in-process inventories............................  $ 95,922    $101,684
  Precious metals...........................................    33,304      29,691
  Materials and supplies....................................    57,413      40,651
  Other.....................................................     1,706       1,958
                                                              --------    --------
                                                              $188,345    $173,984
                                                              --------    --------
Non-current:
  Ore-in-stockpiles (included in other long-term assets)....  $ 85,652    $ 53,167
                                                              ========    ========

(4) PROPERTY, PLANT AND MINE DEVELOPMENT

                                                                  AT DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Land and mining claims......................................  $   71,432    $   56,846
Buildings and equipment.....................................   1,472,090     1,387,586
Mine development............................................     254,297       246,043
Construction-in-progress....................................      58,829       137,436
                                                              ----------    ----------
                                                               1,856,648     1,827,911
Accumulated depreciation, depletion and amortization........    (747,320)     (695,501)
Capitalized mining costs....................................     192,624       122,868
                                                              ----------    ----------
                                                              $1,301,952    $1,255,278
                                                              ==========    ==========

(5) OTHER ACCRUED LIABILITIES

                                                                AT DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
                                                                 (IN THOUSANDS)
Interest....................................................  $ 26,927    $ 33,696
Contingent dividends received (see Note 17).................    18,556       8,143
Payroll and related benefits................................    17,497      18,443
Reclamation and remediation.................................    10,000      10,000
Plant and equipment.........................................     4,981      17,926
Other.......................................................    32,803      34,104
                                                              --------    --------
                                                              $110,764    $122,312
                                                              ========    ========

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

(6) INCOME TAXES

     Components of the Company's consolidated deferred income tax liabilities and assets are as follows (in thousands):

                                                                AT DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
Deferred tax liabilities:
  Accelerated tax depreciation..............................  $(60,016)   $(63,219)
  Capitalized mining costs..................................   (24,719)     (3,843)
  Capitalized interest......................................    (8,951)     (8,158)
  Depletion of the cost of land and mining claims...........    (2,474)     (2,872)
  Net undistributed earnings from equity investment.........    (2,108)     (1,357)
  Other.....................................................      (487)       (923)
                                                              --------    --------
     Deferred tax liabilities...............................   (98,755)    (80,372)
                                                              --------    --------
Deferred tax assets:
  Exploration costs.........................................    61,405      69,746
  Remediation and reclamation costs.........................    33,391      31,842
  Alternative minimum tax credit carryforward...............    23,166       7,769
  Sale/leaseback transaction, net...........................    12,512       9,638
  Foreign tax credit carryforward...........................    12,461       1,262
  Retiree benefit costs.....................................    11,277       9,933
  Capitalized inventory costs...............................     9,937      10,622
  Deferred gain on interest rate hedges.....................     2,940       3,240
  Mine development costs....................................     2,759         199
  Relocation/reorganization costs...........................     2,491       2,610
  Other.....................................................     3,857       2,911
                                                              --------    --------
     Deferred tax assets....................................   176,196     149,772
                                                              --------    --------
  Valuation allowance for deferred tax assets...............   (14,000)     (9,800)
                                                              --------    --------
  Net deferred tax assets...................................  $ 63,441    $ 59,600
                                                              ========    ========

     As of December 31, 1996, the Company had approximately $23.2 million of nonexpiring alternative minimum tax credit carryforwards and approximately $12.5 million of foreign tax credit carryforwards. Of these foreign tax credit carryforwards, $1.3 million expire in 2000 and $11.2 million expire in 2001.

     Based primarily upon estimates of future operations, the Company, more likely than not, will utilize $162.2 million of the $176.2 million of deferred income tax assets at December 31, 1996. This estimate reflects a valuation allowance of $14.0 million, which is an increase of $4.2 million from December 31, 1995's valuation allowance.

     The Company, however, gives no assurance that it will generate sufficient taxable income to fully realize the $162.2 million of deferred income tax assets at December 31, 1996. The Company's future levels of taxable income will depend, in part, upon gold prices, general economic conditions and other factors beyond the Company's control.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     The Company's pre-tax financial statement income (loss) consists of (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                       1996        1995        1994
                                                      -------    --------    --------
Domestic............................................  $28,013    $136,387    $ 68,880
Foreign.............................................   46,559       5,477     (14,820)
                                                      -------    --------    --------
                                                      $74,572    $141,864    $ 54,060
                                                      =======    ========    ========

     The Company's benefit (provision) for income taxes consists of (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                        1996        1995       1994
                                                       -------    --------    -------
Current:
  Domestic...........................................  $ 7,565    $(30,815)   $(3,660)
  Foreign............................................   (4,005)     (2,477)      (586)
                                                       -------    --------    -------
                                                         3,560     (33,292)    (4,246)
                                                       -------    --------    -------
Deferred:
  Domestic...........................................   17,465      16,300     33,580
  Foreign............................................   (1,625)         --         --
                                                       -------    --------    -------
                                                        15,840      16,300     33,580
                                                       -------    --------    -------
                                                       $19,400    $(16,992)   $29,334
                                                       =======    ========    =======

     The Company's resulting benefit (provision) for income taxes differ from the amounts computed by applying the United States corporate income tax statutory rate for the following reasons (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1996        1995        1994
                                                     --------    --------    --------
U.S. corporate income tax at statutory rate........  $(26,100)   $(49,652)   $(18,921)
Percentage depletion...............................    24,933      26,999      27,437
Resolution of tax issues associated with prior
  years............................................     6,000          --      16,250
Foreign tax credits................................    13,057       8,658       4,421
Foreign losses (earnings)..........................     1,705      (1,715)         --
State taxes........................................        --      (1,300)       (500)
Non-taxable portion of dividends received from
  domestic corporations............................        --         700         564
Other..............................................      (195)       (682)         83
                                                     --------    --------    --------
                                                     $ 19,400    $(16,992)   $ 29,334
                                                     ========    ========    ========

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

(7) DEBT

LONG-TERM DEBT

     Long-term debt consists of (in thousands):

                                                                AT DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
Sale-leaseback of refractory ore treatment plant............  $349,134    $349,134
8 5/8% notes................................................   150,000     150,000
Medium-term notes...........................................    42,000      42,000
Project financing...........................................    63,125      67,500
                                                              --------    --------
                                                               604,259     608,634
Current maturities..........................................   (19,250)     (4,375)
                                                              --------    --------
                                                              $585,009    $604,259
                                                              ========    ========

     Scheduled minimum long-term debt repayments are $19.3 million in 1997, $25.0 million in 1998, $33.5 million in 1999, $14.4 million in 2000, $11.9 million in 2001 and $500.2 million thereafter. Actual payments may be greater in any one year due to actual operating cash flows realized. The Company is in compliance with all covenants associated with its debt.

  Sale-Leaseback of the Refractory Ore Treatment Plant

     In September 1994, the Company entered into a sale and leaseback agreement for its refractory ore treatment plant located in Carlin, Nevada for $349.1 million. The transaction was accounted for as debt for financial statement purposes, with the cost of the refractory ore treatment plant recognized as an asset and depreciated. The lease is for 21 years and the aggregate future minimum lease payments, which include interest, as of December 31, 1996 and 1995 were $638.2 million and $667.9 million, respectively. Payments began in January 1996 and are $29.7 million annually through 2000. Principal payments are included in these amounts beginning in 1998. The lease has purchase options during and at the end of the lease at predetermined prices. The interest rate on this sale-leaseback transaction is 6.36%. Because of the uniqueness of this transaction, the Company determined that it is not practicable to estimate the fair value of this debt.

     In connection with this transaction, the Company entered into certain interest rate contracts to hedge the interest cost of the financing. These contracts were settled for a gain of $11 million which is being recognized as a reduction of interest expense over the term of the lease. As a result of this gain, the effective interest rate on this sale and leaseback transaction is 6.15%.

  8 5/8% Notes

     Unsecured notes with a principal amount of $150 million due April 1, 2002 bearing an annual interest rate of 8 5/8% were outstanding at December 31, 1996 and 1995. Interest is payable semi-annually in April and October and the notes are not redeemable prior to maturity. Using interest rates prevailing on similar instruments at December 31, 1996 and 1995, this debt was estimated to have a fair value of $165.7 million and $169.5 million, respectively.

  Medium-Term Notes

     Notes totalling $42 million, with a weighted average interest rate of 7.7%, maturing on various dates ranging from mid-1999 to late 2004, were outstanding as of December 31, 1996 and 1995. Interest is payable semi-annually in March and September and the notes are not redeemable prior to maturity. Using the interest

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
rates prevailing on similar instruments at December 31, 1996 and 1995, this debt was estimated to have a fair value of $44.4 million and $44.9 million, respectively.

  Project Financing Facility

     The Company, through a wholly-owned subsidiary, is a 50% participant in Zarafshan-Newmont Joint Venture ("Zarafshan-Newmont") in the Republic of Uzbekistan. The other 50% participants are two entities of the Uzbekistan government.

     As of December 31, 1996, Zarafshan-Newmont had $126.25 million outstanding on a project financing loan secured by the assets of the project. The loan is to be repaid in semi-annual installments until 2001. Starting in 1997, the average interest rate is between 3.9 and 4.25 percentage points over the three-month London Interbank Offered Rate. The carrying amount of the loan is estimated to approximate its fair market value. The weighted average interest rates for 1996 and 1995 were 8.2% and 8.4%, respectively, and the interest rates at December 31, 1996 and 1995 were 9.4% and 8.2%, respectively.

     Until defined completion tests have been satisfied, the Company has guaranteed the payment of certain amounts due under the loan which totaled $58.75 million at December 31, 1996. The 50% Uzbek partner has guaranteed the repayment of the remaining amount due under the loan until such completion tests have been satisfied. After satisfaction of the completion tests, the loan becomes non-recourse to the Zarafshan-Newmont partners. The lenders have agreed to extend the date by which the completion tests must be met to October 1998.

  Revolving Credit Facility

     The Company has a $400 million revolving credit facility with a consortium of banks that expires in April 1998. No amounts were outstanding under the facility as of December 31, 1996 and 1995. Interest rates are variable and adjust subject to changes in the Company's long-term debt ratings and to usage of the facility in terms of borrowings as a percentage of commitments. Currently, the Company's interest rate is the lenders' base rate plus 0.25%. The Company has the option to fix the rate for up to six months. There is an annual facility fee which will also adjust subject to the Company's debt ratings. This fee is currently 0.15% of the lenders' total commitment.

     The credit agreement contains covenants that limit consolidated indebtedness, as defined, to 67% of total capitalization; require minimum net worth, as defined, of $300 million and $275 million in 1996 and 1995, respectively, which then increases to $325 million in 1997; and require an interest coverage ratio, as defined, of not less than 2.5 to 1.

SHORT-TERM DEBT

     All short-term debt at December 31, 1996 and 1995 consisted of bank debt. The Company had unsecured demand bank lines of credit aggregating $70 million and $39 million at December 31, 1996 and 1995, respectively, of which $46.0 million and $29.2 million were outstanding at the same respective periods. These facilities bear interest at customary short-term rates for borrowers with similar credit ratings. The carrying value of this debt is assumed to approximate its fair value. The weighted average interest rates for 1996 and 1995 were 6.9% and 8.8%, respectively, and the interest rates at December 31, 1996 and 1995 were 8.25% and 8.5%, respectively.

CAPITALIZED INTEREST

     Capitalized interest was $5.4 million, $11.6 million and $19.7 million in 1996, 1995 and 1994, respectively.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

(8)  STOCKHOLDERS' EQUITY

COMMON STOCK OFFERING

     In January 1996, NMC issued 4.65 million shares of common stock for $51.87 per share under an existing "shelf" registration statement with the Securities and Exchange Commission. Proceeds of the issue netted $241.3 million and were used to purchase an equal number of shares of common stock of NGC. Such proceeds were used by NGC to fund its operations. This transaction increased NMC's ownership of NGC to 90.5%.

STOCK OPTIONS

     As part of the transaction with NMC discussed in Note 2, NGC issued options to NMC to purchase shares of NGC's common stock. NGC issued options in the same number and with the same exercise prices as all of the NMC employee stock options then outstanding. Additional options have been and will continue to be issued by NGC to NMC to match the terms of additional NMC employee stock options granted. NMC has exercised and will continue to exercise the stock options issued to it by NGC to the extent the corresponding NMC stock options have been or will be exercised.

     Substantially all of the NMC options have been granted to participants under NMC's 1982 Key Employees Stock Option Plan, 1987 Key Employees Stock Option Plan, 1992 Key Employees Stock Plan and 1996 Employees Stock Plan (collectively, the "plans"). NMC continues to grant NMC options to eligible participants under its 1987 Key Employees Stock Option Plan, 1992 Key Employees Stock Plan and 1996 Employees Stock Plan.

     Under NMC's stock option plans, options to purchase shares of NMC are granted to key employees generally at the fair market value of such shares on the date of grant. NMC options under these plans generally vest over a two year period and are exercisable over a period not exceeding ten years. At December 31, 1996, 2,831,003 shares were available for future grants under NMC's plans.

     In 1994, 1993 and 1992 certain key executives were granted NMC options that, although the exercise price is generally equal to the fair market value on the date of grant, cannot be exercised when otherwise vested unless the market price of NMC's common stock is a defined amount above the NMC option exercise price. In addition, the same executives were granted NMC options in 1994, 1993 and 1992 having exercise prices in excess of the fair market value on the date of grant. Generally, these key executive NMC options vest over a period of one to five years and are exercisable over a ten year period. At December 31, 1996, 605,989 of these NMC options were outstanding.

     The following table summarizes annual total stock option activity for each of the three years ended December 31:

                                            1996                    1995                    1994
                                    ---------------------   ---------------------   ---------------------
                                                WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                     NUMBER     EXERCISE     NUMBER     EXERCISE     NUMBER     EXERCISE
                                    OF SHARES     PRICE     OF SHARES     PRICE     OF SHARES     PRICE
                                    ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of
  year............................  2,350,587      $40      2,177,546      $39             --      $--
Granted...........................    869,909      $55        534,035      $41      2,486,117      $41
Exercised.........................   (660,136)     $37       (232,109)     $34       (229,831)     $31
Forfeited.........................   (110,009)     $46       (128,885)     $41        (78,740)     $41
                                    ---------               ---------               ---------
Outstanding at end of year........  2,450,351      $46      2,350,587      $40      2,177,546      $39
                                    =========               =========               =========
Options exercisable at year end...  1,205,399               1,287,688               1,007,998
Weighted-average fair value of
  options granted during the
  year............................  $   20.83               $   16.14                      Not calculated

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 1996 with exercise prices equal to the fair market value on the date of grant and no restrictions on exercisability after vesting:

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  -------------------------------------------------   ------------------------------
                                WEIGHTED-AVERAGE
   RANGE OF         NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
  $27 to $35          91,553       4.3 years             $31             91,553           $31
  $35 to $43         817,699       7.9 years             $40            555,298           $40
  $43 to $51         533,790       9.4 years             $51             90,351           $46
  $51 to $59         401,320       9.3 years             $58                 --           $--
                   ---------                                            -------
  $27 to $59       1,844,362       8.5 years             $47            737,202           $40
                   =========                                            =======

     Information about all other stock options outstanding at December 31, 1996 is summarized below:

                                                                OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                                       -------------------------------------   -----------------------
                                                                      WEIGHTED-
                                                                       AVERAGE     WEIGHTED-                 WEIGHTED-
                                           RANGE OF                   REMAINING     AVERAGE                   AVERAGE
                                           EXERCISE      NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
             TYPE OF OPTION                 PRICES     OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
             --------------               ----------   -----------   -----------   ---------   -----------   ---------
Options with exercise prices in excess
  of the fair market value on the date
  of the grant..........................  $40 to $56     355,581      6.2 years       $49        286,687        $47
Options that cannot be exercised until
  the market price of NMC's stock
  exceeds a fixed amount above the
  exercise price........................  $30 to $41     250,408      6.7 years       $37        181,510        $37

     The Company applies APB Opinion 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for the options been determined based upon their fair value at their grant dates in 1995 and 1996, consistent with the methodology prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income (in thousands) and earnings per share would have been the pro forma amounts indicated below:

                                                             YEARS ENDED
                                                            DECEMBER 31,
                                                         -------------------
                                                          1996        1995
                                                         -------    --------
                                          As
Net income..............................  reported...    $93,972    $124,872
                                          Pro forma      $89,570    $124,000
Earnings per share......................  As reported    $  0.86    $   1.17
                                          Pro forma      $  0.82    $   1.16

     For purposes of determining the pro forma amounts, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 1996 and 1995, respectively: weighted-average risk-free interest rates of 6.1% and 5.8%, dividend yield of 1% for both years, expected lives of 5 years for both periods and volatility of 35% and 39%, respectively.

     Compensation costs included in the pro forma amounts above only reflect fair values associated with options granted after January 1, 1995. These amounts may not be indicative of future amounts that will apply to all future outstanding nonvested awards or future grants.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

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

     NMC called all of the outstanding 2.875 million shares of $5.50 convertible preferred stock, $5.00 par value, for redemption on December 14, 1995 at a redemption price of $105.21 per share. NGC, exercising its redemption right under its preferred stock, called all of its 2.875 million shares of $5.00 par value convertible preferred stock for redemption on the same date and at the same price. For both companies, each share of preferred stock was convertible at the option of the shareholder into shares of common stock at a conversion price of $36.395 per share of common stock (equivalent to a conversion rate of 2.7476 shares of common stock for each whole share of convertible preferred stock). Essentially all of the NMC preferred stock was converted prior to the redemption date. As a result, NMC converted the same number of NGC preferred shares as those of converted NMC preferred shares. This ensured that NMC's holding of outstanding shares of NGC's common stock was equal to the outstanding shares of NMC stock. In total, 7.9 million shares of NGC common stock were issued to NMC.

(9) EMPLOYEE BENEFIT PLANS

PENSION BENEFITS

     The Company has two qualified non-contributory defined benefit pension plans, one which covers salaried employees and the other which covers substantially all hourly employees. The Company also has a non-qualified supplemental pension plan for salaried employees whose benefits under the qualified plan are limited by federal legislation. The vesting period is five years of service for each plan. The plans' benefit formulas are based on an employee's years of credited service and either such employee's last five years average pay (salaried plans) or a flat dollar amount adjusted by a service-weighted multiplier (hourly plan).

     Pension costs are determined annually by independent actuaries and pension contributions to the qualified plans are made based on funding standards established under the Employee Retirement Income Security Act of 1974 ("ERISA").

     The components of pension expense for these three plans, in the aggregate, consist of (in thousands):

                                             YEARS ENDED DECEMBER 31,
                                          ------------------------------
                                            1996       1995       1994
                                          --------    -------    -------
Service cost............................  $  4,351    $ 2,651    $ 3,070
Interest cost on projected benefit
  obligation............................     5,317      4,755      4,633
Return on assets........................   (10,754)    (5,938)    (5,370)
Net amortization and deferral...........     4,812        176        211
                                          --------    -------    -------
Pension expense.........................  $  3,726    $ 1,644    $ 2,544
                                          ========    =======    =======

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     The following tables set forth the funded status of the Company's pension plans and the amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1995, respectively (in thousands):

                                                 AT DECEMBER 31, 1996
                                          -----------------------------------
                                           SALARY     HOURLY     SUPPLEMENTAL
                                          PENSION     PENSION       SALARY
                                            PLAN       PLAN      PENSION PLAN
                                          --------    -------    ------------
Actuarial present value of benefit
  obligations:
  Accumulated benefit obligation-
     Vested benefits....................  $(56,997)   $(7,737)     $  (590)
     Non-vested benefits................    (2,420)    (1,293)         (53)
                                          --------    -------      -------
                                           (59,417)    (9,030)        (643)
  Effect of future salary
     increases/service-weighted benefit
     multiplier.........................    (9,020)      (654)        (157)
                                          --------    -------      -------
Projected benefit obligation............   (68,437)    (9,684)        (800)
Plan assets at fair value...............    76,979      8,870           --
                                          --------    -------      -------
Plan assets greater (less) than
  projected benefit obligation..........     8,542       (814)        (800)
Unrecognized prior service cost.........      (505)     1,220          523
Unrecognized net (gain) loss............    (4,306)      (492)       3,493
Unrecognized net transition (asset)
  liability.............................    (1,750)       (66)       1,939
Adjustment required to recognize minimum
  liability.............................        --         --       (5,798)
                                          --------    -------      -------
Net pension asset (liability)...........  $  1,981    $  (152)     $  (643)
                                          ========    =======      =======

                                                 AT DECEMBER 31, 1995
                                          -----------------------------------
                                           SALARY     HOURLY     SUPPLEMENTAL
                                          PENSION     PENSION       SALARY
                                            PLAN       PLAN      PENSION PLAN
                                          --------    -------    ------------
Actuarial present value of benefit
  obligations:
  Accumulated benefit obligation --
     Vested benefits....................  $(56,420)   $(6,637)     $  (430)
     Non-vested benefits................    (2,102)    (1,381)         (20)
                                          --------    -------      -------
                                           (58,522)    (8,018)        (450)
  Effect of future salary increases.....    (7,631)        --          (43)
                                          --------    -------      -------
Projected benefit obligation............   (66,153)    (8,018)        (493)
Plan assets at fair value...............    68,331      6,918           --
                                          --------    -------      -------
Plan assets greater (less) than
  projected benefit obligation..........     2,178     (1,100)        (493)
Unrecognized prior service cost.........      (548)       130          567
Unrecognized net loss...................     2,752        871        3,549
Unrecognized net transition (asset)
  liability.............................    (2,215)       (72)       2,327
Adjustment required to recognize minimum
  liability.............................        --         --       (6,400)
                                          --------    -------      -------
Net pension asset (liability)...........  $  2,167    $  (171)     $  (450)
                                          ========    =======      =======

     In October 1996, an amendment was made to increase the benefit multiplier of the benefits under the Hourly Pension Plan. The effect of this amendment was to increase the accumulated benefit obligation by

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
approximately $0.5 million, the projected benefit obligation and prior service cost by $1.2 million and to increase the annual pension cost by $0.3 million.

     In accordance with the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," an adjustment was required to reflect a minimum liability for the supplemental pension plan in 1996, 1995 and 1994. Such adjustment resulted in recording an intangible asset and, to the extent the minimum liability adjustment exceeded the unrecognized net transition liability, a reduction of $2.2 million, $2.3 million and $2.8 million in stockholders' equity, which is net of related deferred income tax benefits, for 1996, 1995 and 1994, respectively.

     In measuring the projected benefit obligation for the plans, the following actuarial assumptions were used:

                                                                   AT
                                                              DECEMBER 31,
                                                              ------------
                                                              1996    1995
                                                              ----    ----
Weighted average discount rate..............................  7.5%    7.0%
Rate of increase in future compensation (applicable only to
  salaried plans)...........................................  4.0%    4.0%

     The weighted average expected long-term rate of return on plan assets was assumed to be 8.75% for 1996, 9.00% for 1995 and 8.25% for 1994.

     The Company maintains a trust for the purpose of funding the supplemental pension plan as well as death benefits for officers of the Company. This trust is funded at the discretion of the Company and had a balance, which approximated market value, of $2 million, at both December 31, 1996 and December 31, 1995. Although the trust's assets can be used to pay benefits for the supplemental pension plan, they cannot be used in determining the net pension liability for the supplemental pension plan. The qualified plans' assets consist of stocks, bonds and cash.

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

     The Company accounts for these postretirement benefits other than pensions under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). The statement requires that postretirement benefits other than pensions be accrued during an employee's service to the Company.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     The components of expense for postretirement benefits other than pensions are shown in the table below (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1996      1995      1994
                                                           ------    ------    ------
Service cost.............................................  $2,199    $1,570    $1,846
Interest cost............................................   1,747     1,904     1,642
Amortization of net gain.................................     (64)      (80)       --
                                                           ------    ------    ------
Expense for postretirement benefits other than
  pensions...............................................  $3,882    $3,394    $3,488
                                                           ======    ======    ======

     The following table sets forth the components of the liability for the Company's plans for postretirement benefits other than pensions recognized in its balance sheet (in thousands):

                                                               AT DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Actuarial present value of accumulated benefit obligation
  ("APBO"):
  Retirees and eligible dependents..........................  $11,290    $12,510
  Other fully eligible plan participants....................    1,874      1,974
  Other active plan participants............................   13,541     13,076
                                                              -------    -------
          Total APBO........................................   26,705     27,560
  Unrecognized net gain.....................................    4,776        820
                                                              -------    -------
Accrued liability for postretirement benefits other than
  pensions..................................................  $31,481    $28,380
                                                              =======    =======

     At December 31, 1996 and 1995, $2.6 million of assets, with a market value of approximately the same amount, was designated in a trust to pay postretirement benefits other than pensions. Since these assets could be used to pay other employee benefits, they cannot be used for the postretirement benefit calculations. The Company has no formal policy for funding postretirement benefit obligations.

     Weighted average discount rates of 7.5% and 7.0% were used in calculating the APBO at December 31, 1996 and 1995, respectively. The assumed health care cost trend rates to measure the expected cost of benefits at December 31, 1996 start at an 8% annual increase for coverage before the age of 65 and a 7% annual increase for coverage after the age of 64. The assumed health care cost trend rates to measure the expected cost of benefits at December 31, 1995 start at a 9% annual increase for coverage before the age of 65 and an 8% annual increase for coverage after the age of 64. These rates were assumed to decrease one percentage point each year until a 5% annual rate of increase was reached, at which point a 5% annual rate of increase was assumed thereafter. The effect of a one percentage point annual increase in the assumed cost trend rates would increase the aggregate of service and interest costs by approximately 19% in 1996 and the APBO at December 31, 1996 by approximately 15%. The effect of a one percentage point annual increase in the assumed cost trend rates would increase the aggregate of service and interest costs in 1995 by approximately 23% and the APBO at December 31, 1995 by approximately 19%.

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

     The Company's matching contributions to such plans were $4.6 million, $3.7 million and $3.3 million in 1996, 1995 and 1994, respectively.

(10) WRITE-OFF OF EXPLORATION PROPERTIES

     In 1995, the Company recorded write-offs of two exploration properties totaling $52.5 million. The Ivanhoe property was purchased in June 1992. Over the next three years, extensive drilling, environmental studies and mine models were developed to determine the economics of extracting gold from the property. A feasibility report was issued in June 1995 that reflected high levels of environmental and mining costs that resulted in financial returns much lower than the Company's threshold for development. Accordingly, the decision was made not to develop the property and $18.8 million of capitalized costs associated with the property were written off in June 1995. An additional charge of $4.6 million was taken as other expense for estimated costs to reclaim areas disturbed by previous mining and exploration activity on the property.

     The Grassy Mountain property was purchased in September 1992. At the time of the purchase, certain reliance was placed upon geological models prepared by the seller. Work performed by the Company in 1993 demonstrated that the gold was not distributed as modeled by the seller. In 1994, the Company created new detailed models of the deposit based on its revised geologic interpretation. These models resulted in fewer high grade ounces, which led to the reclassification of 996,000 ounces of reserves to mineralized material at the end of 1994. However, additional drilling and modeling was required to determine whether there was an impairment of the asset based on the work performed through that date. Based on economic information at that time and the use of undiscounted cash flows, no write-down was considered necessary as of December 31, 1994. Throughout 1995, further refinement of geological and economic models continued with open-pit, underground and price hedging scenarios all resulting in deposit sizes and economic returns smaller than the Company's threshold for development. Based on these results, capitalized costs of $33.8 million relating to the Grassy Mountain property were written off in December 1995.

(11) GAIN ON SALE OF INVESTMENTS

     In May 1995, the Company sold its 10.7% interest in Southern Peru Copper Corporation for $116.4 million, which resulted in a gain of $113.2 million.

(12) DIVIDEND, INTEREST AND OTHER INCOME

     Included in dividends, interest and other income are $3.1 million, $28.3 million and $9.2 million for 1996, 1995 and 1994, respectively, for business interruption insurance that was received for problems associated with the refractory ore treatment plant at the Carlin, Nevada operations.

(13) MAJOR CUSTOMERS

     The Company is not economically dependent on a limited number of customers for the sale of its product because gold commodity markets are well-established worldwide. In 1996, sales to three customers accounted for $213.3 million, $108.5 million and $107.2 million of total sales, each of which represented more than 10% of total sales and together accounted for 56% of the annual sales. During 1995, four such customers accounted for $109 million, $85.7 million, $82.2 million and $73.1 million of total sales, or 55% of the annual sales. In 1994, sales to three such major customers accounted for $125.2 million, $99.6 million and $88.5 million, or 52% of total sales.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

(14) SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash provided by operating activities includes the following cash payments (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1996       1995       1994
                                                        -------    -------    -------
Income taxes, net of refunds..........................  $(4,477)   $18,992    $21,375
Interest, net of amounts capitalized..................  $43,021    $12,197    $ 6,975

     Excluded from the statements of consolidated cash flows are the effects of certain non-cash transactions. In July 1996, NGC began accounting for the Batu Hijau project as an equity investment (See Note 16). The adjustments that were made to the Company's balance sheet are as follows (in thousands):

                                                              INCREASE (DECREASE)
                                                              -------------------
Assets
  Other current assets......................................       $   (849)
  Property, plant and mine development, net.................        (43,936)
  Other long-term assets....................................         44,603
                                                                   --------
          Total assets......................................       $   (182)
                                                                   ========
Liabilities
  Accounts payable..........................................       $   (182)
                                                                   --------
          Total liabilities.................................       $   (182)
                                                                   ========

     In 1996, the Company retired mostly fully depreciated property, plant and equipment with an original cost of $77.0 million, which is not reflected in the statements of consolidated cash flows.

     In 1996 and 1994, the Company recognized income tax benefits of $6.0 million and $16.2 million, respectively, resulting from the resolution of certain tax issues associated with prior years.

     In 1995, as discussed in Note 8, NGC called for redemption of all of its
2.875 million shares of convertible preferred stock. Substantially all of the convertible preferred stock was converted into common stock of NGC. This transaction resulted in a non-cash decrease to preferred stock offset by a non-cash decrease to treasury stock and a non-cash increase to capital in excess of par value.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     The following reflects the non-cash adjustments made to the Company's balance sheet effective as of January 1, 1994 for the transaction with NMC discussed in Note 2 (in thousands):

Assets
  Cash and cash equivalents.................................  $  69,361
  Short-term investments....................................     18,709
  Advances to parent........................................   (159,573)
  Inventories...............................................      3,355
  Other current assets......................................      2,311
                                                              ---------
     Current assets.........................................    (65,837)
  Property, plant and mine development, net.................     99,070
  Other long-term assets....................................    131,307
                                                              ---------
     Total assets...........................................  $ 164,540
                                                              =========
Liabilities
  Short-term debt...........................................  $  15,739
  Accounts payable..........................................      2,876
  Accrued income taxes......................................      2,143
  Other accrued liabilities.................................     29,019
                                                              ---------
     Current liabilities....................................     49,777
  Long-term debt............................................    192,000
  Reclamation liabilities...................................     55,952
  Other long-term liabilities...............................     69,586
                                                              ---------
     Total liabilities......................................    367,315
Stockholders' Equity Preferred stock........................     14,375
  Retained earnings.........................................   (140,944)
  Treasury stock............................................    (76,206)
                                                              ---------
     Total stockholders' equity.............................   (202,775)
                                                              ---------
     Total liabilities and stockholders' equity.............  $ 164,540
                                                              =========

(15) GEOGRAPHIC INFORMATION

     The Company operates predominantly in a single industry as a worldwide company engaged in gold production, exploration for gold and acquisition of gold properties. The Company has consolidated operations in the United States, Indonesia and Uzbekistan. In computing earnings from operations, no allocations of general corporate expenses, exploration and research, interest or income taxes have been made.

     Identifiable assets by country represent those assets related to the operations in those countries. Information by geographic location for the year ended December 31, 1996 is as follows (in thousands):

                                                                         INDONESIA
                                            UNITED STATES   UZBEKISTAN   AND OTHER   CONSOLIDATED
                                            -------------   ----------   ---------   ------------
Sales.....................................   $  657,882      $ 62,609    $ 47,964     $  768,455
Earnings from Operations..................   $  144,134      $ 14,423    $ 14,231     $  172,788
Exploration and Research..................   $   35,238      $  1,184    $ 22,287     $   58,709
Identifiable Assets.......................   $1,221,552      $226,721    $172,035     $1,620,308

     Included in the United States sales are $647.2 million of export sales. In 1995 and 1994, export sales from the United States were $629.1 million and $497.2 million, respectively.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     Prior to 1996, substantially all operations were in the United States.

     The above geographic information does not include NGC's equity investment in Minera Yanacocha in Peru. NGC's equity in Minera Yanacocha's 1996 sales, earnings from operations and exploration was $119.3 million, $76.9 million and $6.6 million, respectively. NGC's equity in Minera Yanacocha's total assets at December 31, 1996 was $73.5 million. See Notes 1 and 17.

(16) COMMITMENTS AND CONTINGENCIES

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

     Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. At December 31, 1996 and 1995, $20.8 million and $19.0 million, respectively, were accrued for reclamation and remediation costs relating to currently producing mineral properties.

     In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company's best estimate of its liability for these matters, $49.8 million and $55.8 million were accrued for such obligations at December 31, 1996 and 1995, respectively. These amounts are included in other current liabilities and reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 100% greater or 40% lower than the amount accrued at December 31, 1996. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to other expense in the period estimates are revised. Charges related to these matters were $6.6 million, $3.0 million and $16.1 million in the years ended December 31, 1996, 1995 and 1994, respectively.

     Details about certain of the more significant sites involved are discussed below.

  Idarado Mining Company ("Idarado") -- 80.1% owned by NGC

     In July 1992, NMC and Idarado signed a consent decree with the State of Colorado ("State") which was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally referred to as the "Superfund Act." Idarado settled natural resources damages and past and future response costs and provided habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified remediation work at its former mining site in the Telluride/Ouray area of Colorado. The Company expects to complete the remediation work at this property by the end of 1997. If the remediation work does not meet specific technical criteria specified in the consent decree, the State and the court reserve the right to require Idarado to perform other remediation work. Idarado and the Company have obtained a $16.3 million letter of credit to secure their obligations under the consent decree.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

  Resurrection Mining Company ("Resurrection") -- 100% owned by NGC

     In 1983, the State of Colorado filed a lawsuit under the Superfund Act which involves a Resurrection Mining Company and Asarco Incorporated ("Asarco") joint venture mining operation near Leadville, Colorado. This action was subsequently consolidated with a lawsuit filed by the U.S. Environmental Protection Agency ("EPA") in 1986, with the EPA taking the lead role. The proceedings seek to compel the defendants to remediate the impacts of pre-existing, historic mining activities that date back to the mid-1800's which the government agencies claim are causing substantial environmental problems in the area. The lawsuits have named NMC, Resurrection, the joint venture and Asarco as defendants in the proceedings. The EPA is also proceeding against other companies with interests in the area.

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

  Dawn Mining Company ("Dawn") -- 51% owned by NGC

     Dawn leased a currently inactive open-pit uranium mine on the Spokane Indian Reservation in the State of Washington. The mine is subject to regulation by agencies of the U.S. Department of Interior, the Bureau of Indian Affairs and the Bureau of Land Management, as well as the EPA. Dawn also owns a nearby uranium millsite facility.

     In 1991, Dawn's lease was terminated. As a result, Dawn was required to file a formal mine closure and reclamation plan. The Department of Interior has commenced an Environmental Impact Study to analyze Dawn's proposed plan and to consider alternate closure and reclamation plans for the mine. Dawn cannot predict at this time what type of mine reclamation plan may be selected by the Department of Interior. Dawn does not have sufficient funds to pay for the reclamation plan it proposed, for any alternate plan, or for the closure of its mill.

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

     Dawn has received a license for a mill closure plan which would generate funds to close and reclaim both the mine and the mill. The license is being challenged by third parties.

  Insurance Receivables

     The Company carried insurance policies for which it filed claims for the costs of certain of its remediation activities. The Company recorded receivables for claims under such policies when management believed the

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
likelihood of recovery was probable. Prior to 1993, three of the insurance companies commenced actions against NMC seeking judgments that they had no liability. In the fall of 1993, NMC instituted a comprehensive lawsuit against its carriers.

     Based on the views of prior lead counsel, the Company had believed that significant progress in certain settlement discussions would have been achieved by mid-summer 1994, but that expectation was not realized. The absence of such anticipated progress in settlement discussions, as well as the Company's discussions with new lead counsel for the insurance recovery actions regarding its review of such actions, caused the Company in the second quarter of 1994 to provide a $20.0 million valuation allowance on its insurance receivables, which was recorded as other expense, resulting in a net balance of $16.7 million outstanding at December 31, 1994.

     In the first quarter of 1995, settlement in certain of the insurance litigation was reached enabling the Company to realize the receivable outstanding at December 31, 1994. Settlement discussions continue with respect to additional insurance litigation. Trial of this litigation has been scheduled for late 1997. The Company intends to vigorously pursue its claims with respect to the remaining litigation and believes that it is reasonably possible that additional amounts will be recovered, although no such amounts are accrued.

BATU HIJAU

     In July 1996, the Company and Sumitomo Corporation ("Sumitomo") entered into a definitive partnership agreement to develop and operate the Batu Hijau copper/gold deposit in Indonesia. The estimated cost for development of the open pit mine, mill, and infrastructure including employee housing, a port, electrical generation facilities, interest during construction, cost escalations and working capital is expected to approximate $1.9 billion. Batu Hijau contains proven and probable reserves of 12.1 million ounces (5.4 million equity ounces) of gold and 10.6 billion pounds (4.8 billion equity pounds) of copper. Production is expected to begin around the turn of the century, with a projected mine life in excess of 20 years.

     Under the terms of the agreement with Sumitomo, the Company will contribute its interest in the company that owns the project and Sumitomo will contribute an agreed upon amount of cash, expected to be approximately $235 million. After the contributions are made, the Company will retain a 45% interest in the company that owns the project and Sumitomo will have a 35% interest. The remaining 20% will be held by an unrelated Indonesian company. The parties' obligations to make their contributions to the partnership are subject to the receipt of certain approvals from the Indonesian government. Until such approvals are received, Sumitomo has agreed to fund up to $100 million of costs through non-interest bearing loans ($20.2 million of which were outstanding at December 31, 1996), which the Company has effectively guaranteed. Effectively, any amounts outstanding under such loans will go towards meeting Sumitomo's cash contribution of the previously mentioned $235 million. If such approvals are not received by March 31, 1997, either party has the right to terminate the agreement and the loans would become due. After the Sumitomo contributions are made, additional contributions required by the parties will be contributed 56.25% by the Company and 43.75% by Sumitomo. Project financing for development of the property is expected to be approximately $1 billion and will be guaranteed by the Company and Sumitomo, 56.25% and 43.75%, respectively, until project completion tests are met. The source of the Company's future contributions will be operating cash flow, bank credit lines or other third party financing as needed.

     As a result of the contemplated ownership structure, the Company is accounting for its investment in Batu Hijau as an equity investment effective July 1996. The Company's investment at December 31, 1996, which is included in other long-term assets, was $46.6 million.

     In anticipation of Indonesian government approvals related to the Batu Hijau project, the entity owning the project has entered into a construction contract for approximately $1 billion.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

GUARANTEE OF THIRD PARTY INDEBTEDNESS

     The Company guaranteed a former NMC subsidiary's $35.7 million Pollution Control Revenue Bonds, due 2009. NMC's former subsidiary is BHP Copper Inc., formerly known as Magma Copper Company. It is expected that the Company will be required to remain liable on this guarantee as long as the bonds remain outstanding, however, the Company has not been required to pay any of these amounts, nor does it expect to have to pay any in the future.

GOLD PRICE HEDGING CONTRACTS

     The Company has entered into hedging transactions, that began maturing in January 1996 and continue through December 2000, for production from its Minahasa property, located in Indonesia. These transactions consist of forward sales of 125,000 ounces of gold per year at an average price of $454 an ounce, plus 40% of the amount by which the market price exceeds the forward sales price. No production was hedged in 1995 or 1994.

OTHER COMMITMENTS AND CONTINGENCIES

     Under a 1992 agreement with Barrick Goldstrike Mines, Inc. ("Barrick"), Barrick is mining the Company's Carlin, Nevada Post deposit which extends beyond the Company's property boundaries onto Barrick's property. The Company and Barrick share the costs so that each ounce of gold mined bears the same mining cost. The Company is obligated to pay Barrick for such costs as Barrick mines the deposit. In addition, the Company is obligated to share dewatering costs which are associated with the deposit. The Company incurred $63.7 million, $62.5 million and $39.0 million of such mining and dewatering costs in 1996, 1995 and 1994, respectively, and NGC expects to incur approximately $15 million of such costs in 1997.

     The Company has minimum royalty obligations on one of its producing mines for the life of the mine. The amount to be paid to meet the royalty obligations is based upon a defined average market gold price. Any amounts paid due to the minimum royalty obligation not being met in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in any certain year, the Company expects the mine's gold production over its life will meet the minimum royalty requirements.

     At December 31, 1996, there were $100.2 million of outstanding letters of credit that were primarily for bonding reclamation plans and electric supply and reinsurance agreements. The Company has provided investment collateral for $8.7 million of these letters of credit. The remaining $91.5 million represents unsecured letters of credit. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

     The Company is from time to time involved in various legal proceedings of a character normally incident to its business. It does not believe that adverse decisions in any pending or threatened proceedings or any amounts which it may be required to pay by reason thereof will have a material adverse effect on its financial condition or results of operations.

(17) SUBSEQUENT EVENTS

PROPOSED MERGER WITH SANTA FE PACIFIC GOLD CORPORATION

     In March 1997, NMC announced it had entered into a merger agreement with Santa Fe Pacific Gold Corporation ("Santa Fe") under which each outstanding share of Santa Fe common stock would be exchanged for 0.43 of a share of NMC common stock. A condition of the merger is that it would be accounted for as a pooling of interests by NMC. The merger is also subject to the approval of the shareholders of both companies and other customary conditions. It is expected to be consummated during the second quarter of

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

1997. If NMC is successful in acquiring Santa Fe, Santa Fe would become a wholly-owned subsidiary of NGC. NGC would issue shares of common stock to NMC equal to the number of common shares NMC issues to acquire Santa Fe (estimated to be approximately 56.5 million). Santa Fe reported 1996 sales of $337.2 million and net income of $21.1 million with total assets at December 31, 1996 of $1.3 billion, long-term debt of $454.9 million and net worth of $570.0 million as of the same date.

ADDITIONAL INTEREST IN MINERA YANACOCHA

     In November 1993, the French government announced its intention to privatize the mining assets of Bureau de Recherches Geologiques et Minieres, the geological and mining bureau of the French government ("BRGM"). In September 1994, BRGM announced its intention to transfer its 24.7% interest in Minera Yanacocha to another entity. The Company and Compania de Minas Buenaventura, S.A. ("Buenaventura"), then 38.0% and 32.3% owners of Minera Yanacocha, respectively, filed suit in Peru to seek enforcement of a provision in the bylaws of Minera Yanacocha giving shareholders preemptive rights on the proposed sale or transfer of any shareholder's interest. In February 1995, an appellate court in Peru issued a preliminary ruling in favor of the Company and Buenaventura, both of whom elected to exercise their preemptive rights to acquire their proportionate share of the 24.7% interest. In accordance with the court ruling, Minera Yanacocha canceled the BRGM shares and issued shares representing interests in Minera Yanacocha of 13.35% to the Company and 11.35% to Buenaventura. The Company deposited $48.6 million for its additional interest, together with the additional shares, with a Peruvian bank pending the final resolution of the case. The Company borrowed the $48.6 million from the same Peruvian bank with the right of set off against the deposit, and accordingly, these amounts have been netted in the accompanying balance sheet. Through December 31, 1996, the Company had received $18.6 million of dividends on the additional shares. In September 1996, a court ruling provided that the Company and Buenaventura had the right to acquire the 24.7% interest for a purchase price of $109.3 million, $59.1 million attributable to the 13.35% interest of the Company. As established by such ruling, the preemptive rights were triggered in November 1993 and thus the valuation of the shares held in escrow were calculated as of such date. BRGM and other defendants filed an appeal to the Superior Court of Lima challenging the court's determination that the preemptive rights were triggered and the date and amount of the valuation. In February 1997, the Superior Court upheld the decision of the trial court. Therefore, beginning in 1997, the Company will consider the additional interest to have been acquired and will consolidate Minera Yanacocha in its financial statements to reflect the increase in its ownership from 38% to 51.35%. BRGM and other defendants have filed a request for review of the resolution by the Superior Court of Peru. Peruvian counsel has advised the Company that decisions of the Superior Court can be modified by the Supreme Court only in very limited instances and that it is not likely that any further review will be granted.

     The following pro forma income statement assumes the acquisition of the additional interest occurred on January 1, 1996 and the pro forma balance sheet assumes the acquisition occurred on December 31, 1996. The pro forma financial statements are presented for illustrative purposes only and are not necessarily indicative of the consolidated financial position or results of operations which would have been realized had the acquisition of the additional interest been considered to occur as of the dates for which the pro forma financial statements are presented. The pro forma financial statements also are not necessarily indicative of the consolidated position or results of operations in the future.

                   NEWMONT GOLD COMPANY AND MINERA YANACOCHA

              PRO FORMA CONSOLIDATED INCOME STATEMENT -- UNAUDITED
                        (IN THOUSANDS, EXCEPT PER SHARE)
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                            NEWMONT      MINERA       PRO FORMA          PRO FORMA
                                              GOLD      YANACOCHA    ADJUSTMENTS        CONSOLIDATED
                                            --------    ---------    -----------        ------------
Sales and other income
  Sales...................................  $768,455    $313,870                         $1,082,325
  Dividends, interest and other...........    26,471       2,336                             28,807
                                            --------    --------      ---------          ----------
                                             794,926     316,206                          1,111,132
                                            --------    --------      ---------          ----------
Costs and expenses
  Costs applicable to sales...............   476,090      89,206      $  (2,172)(A)
                                                                         (1,624)(B)         561,500
  Depreciation, depletion and
     amortization.........................   124,841      24,595         12,289(C)          161,725
  Exploration and research................    58,709      17,482                             76,191
  General and administrative..............    48,093          --          1,624(B)
                                                                           (617)(D)          49,100
  Interest, net...........................    43,987       5,447                             49,434
  Other...................................    13,855          --                             13,855
                                            --------    --------      ---------          ----------
                                             765,575     136,730          9,500             911,805
Equity in income of affiliated
  companies...............................    45,221          --        (47,381)(E)
                                                                           (617)(D)
                                                                         (2,172)(A)          (4,949)
                                            --------    --------      ---------          ----------
Pretax income.............................    74,572     179,476        (59,670)            194,378
Income tax (provision) benefit............    19,400     (54,784)          (599)(F)         (35,983)
Minority interest in income of Minera
  Yanacocha...............................        --          --        (60,663)(G)         (60,663)
                                            --------    --------      ---------          ----------
Net income................................  $ 93,972    $124,692      $(120,932)         $   97,732
                                            ========    ========      =========          ==========
Income per common share...................  $   0.86                                     $     0.89
                                            ========                                     ==========
Weighted average number of shares of
  common stock and common stock
  equivalents outstanding.................   109,766                                        109,766
                                            ========                                     ==========

---------------

(A) To eliminate royalties paid by Minera Yanacocha to an equity affiliate of the Company.

(B) To eliminate management fees paid by Minera Yanacocha to a subsidiary of the Company.

(C) Estimated additional amortization of excess purchase price over book value of net assets acquired.

(D) Reclassification of the Company's share (38%) of management fees charged to Minera Yanacocha.

(E) Elimination of equity income recognized for Minera Yanacocha to reflect consolidation.

(F) Additional adjustment to taxes required for consolidation of Minera
    Yanacocha.

(G) Minority interest (48.65%) in income of Minera Yanacocha.

                   NEWMONT GOLD COMPANY AND MINERA YANACOCHA

               PRO FORMA CONSOLIDATED BALANCE SHEET -- UNAUDITED
                        (IN THOUSANDS, EXCEPT PER SHARE)
                               DECEMBER 31, 1996

                                            NEWMONT       MINERA       PRO FORMA          PRO FORMA
                                              GOLD       YANACOCHA    ADJUSTMENTS        CONSOLIDATED
                                           ----------    ---------    -----------        ------------
Assets
  Cash and cash equivalents..............  $  185,681    $ 40,705                         $  226,386
  Inventories............................     188,345      15,661                            204,006
  Other..................................      81,856      28,848                            110,704
                                           ----------    --------      --------           ----------
     Current assets......................     455,882      85,214                            541,096
  Property, plant and mine development,
     net.................................   1,301,952     106,308      $ 53,368(A)
                                                                        (14,445)(B)        1,447,183
  Other long-term assets.................     323,240       1,887       (41,115)(C)
                                                                         (2,843)(A)          281,169
                                           ----------    --------      --------           ----------
     Total assets........................  $2,081,074    $193,409      $ (5,035)          $2,269,448
                                           ==========    ========      ========           ==========
Liabilities
  Short-term debt and current portion of
     long-term debt......................  $   65,231    $ 14,256                         $   79,487
  Other current liabilities..............     158,863      31,190      $ 50,525(A)           240,578
                                           ----------    --------      --------           ----------
     Current liabilities.................     224,094      45,446        50,525              320,065
  Long-term debt.........................     585,009      24,244                            609,253
  Other long-term liabilities............     139,916      15,520                            155,436
                                           ----------    --------      --------           ----------
     Total liabilities...................     949,019      85,210        50,525            1,084,754
                                           ----------    --------      --------           ----------
Minority interest in Minera Yanacocha....          --          --        52,639(D)            52,639
                                           ----------    --------      --------           ----------
Stockholders' Equity.....................   1,132,055     108,199       (14,445)(B)
                                                                        (41,115)(C)
                                                                        (52,639)(D)        1,132,055
                                           ----------    --------      --------           ----------
     Total liabilities and stockholders'
       equity............................  $2,081,074    $193,409      $ (5,035)          $2,269,448
                                           ==========    ========      ========           ==========

---------------

(A) To record acquisition of additional 13.35% interest.

(B) Elimination of 13.35% of Minera Yanacocha's net book value.

(C) Elimination of the Company's investment in Minera Yanacocha to reflect consolidation.

(D) To reflect minority interest in Minera Yanacocha.

(18) UNAUDITED SUPPLEMENTARY DATA

QUARTERLY DATA

     The following is a summary of selected quarterly financial information (amounts in millions except per share amounts):

                                                                        1996
                                         ------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                         ---------------------------------------------------    YEAR ENDED
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                         ---------   --------   -------------   ------------   ------------
Sales..................................   $ 154.7    $ 181.2       $ 226.0         $206.6         $768.5
Gross profit(1)........................   $  28.1    $  38.2       $  58.5         $ 42.7         $167.5
Net income.............................   $  11.8    $  21.6       $  39.1         $ 21.5         $ 94.0
Net income per common share............   $  0.11    $  0.20       $  0.35         $ 0.20         $ 0.86
Weighted average shares
  outstanding(2).......................     108.8      110.3         110.2          110.1          109.8
Dividends declared per common share....   $  0.12    $  0.12       $  0.12         $ 0.12         $ 0.48
Closing price of common stock..........   $56.125    $50.375       $47.375         $43.75         $43.75

                                                                        1995
                                         ------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                         ---------------------------------------------------    YEAR ENDED
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                         ---------   --------   -------------   ------------   ------------
Sales..................................   $ 134.5    $ 145.1       $ 172.3         $184.4         $636.2
Gross profit(1)........................   $  26.6    $  31.6       $  52.1         $ 48.6         $158.8
Net income.............................   $  17.0    $  75.5(3)    $  27.9         $  4.6(4)      $124.9(3,4)
Preferred stock dividends..............   $   4.0    $   4.0       $   4.0         $ (0.7)(5)     $ 11.2(5)
Net income applicable to common
  stock................................   $  13.0    $  71.5(3)    $  23.9         $  5.3(4)      $113.7(3,4)
Net income per common share............   $  0.14    $  0.74(3)    $  0.25         $ 0.05(4)      $ 1.17(3,4)
Weighted average shares outstanding....      96.5       96.7          96.8           99.6(5)        97.4(5)
Dividends declared per common share....   $  0.12    $  0.12       $  0.12         $ 0.12         $ 0.48
Closing price of common stock..........   $41.375    $ 40.25       $ 40.50         $43.75         $43.75

---------------------

(1) Sales less costs applicable to sales and depreciation, depletion and amortization.

(2) In January 1996, 4.65 million shares of common stock were issued to NMC coincident with NMC's offering a like amount of shares under an existing shelf registration statement (see Note 8).

(3) Includes an after-tax gain of $72 million, or $0.75 per share for the quarter and $0.74 per share for the year, from the sale of the Company's interest in Southern Peru Copper Corporation and an after-tax charge of $15.1 million, or $0.16 per share, for the write-off of the investment and additional reclamation provision of the Ivanhoe exploration property (see Notes 10 and 11).

(4) Includes an after-tax charge of $22 million, or $0.22 per share, for the quarter and $0.23 per share for the year, for the write-off of the investment in the Grassy Mountain property (see Note 10).

(5) Substantially all of the convertible preferred stock was converted into common stock in December 1995 (see Note 8).

RATIO OF EARNINGS TO FIXED CHARGES

     As a result of the transaction with NMC discussed in Note 2, the Company's capital structure became essentially the same as NMC's. In that the Company's financial results had been fully consolidated into NMC's and the Company's capital structure became essentially that of NMC's, management believes that NMC's historical consolidated ratio of earnings to fixed charges for the two years ended December 31, 1993 is more relevant than the Company's. They represent essentially what the Company's ratios would have been had it acquired NMC's assets and assumed its liabilities at the beginning of 1992. The Company had no significant fixed charges in 1992 or 1993.

     The ratio of earnings to fixed charges for the Company was 2.1, 3.6 and 1.7 for the years ended December 31, 1996, 1995 and 1994, respectively. The ratio of earnings to fixed charges for NMC was 6.3 and 6.5 for the years ended December 31, 1993 and 1992, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with Arthur Andersen LLP, NGC's independent public accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning NGC's directors will be contained in NGC's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1997 annual meeting of stockholders and is incorporated herein by reference. Information concerning NGC's executive officers is set forth under Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning this item will be contained in NGC's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1997 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning this item will be contained in NGC's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1997 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning this item will be contained in NGC's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1997 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

  1. Financial Statements

                                                              10-K
                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................    38
Statements of Consolidated Income...........................    39
Consolidated Balance Sheets.................................    40
Statements of Consolidated Changes in Stockholders'
  Equity....................................................    41
Statements of Consolidated Cash Flows.......................    42
Notes to Consolidated Financial Statements..................    43
Financial Statements of Minera Yanacocha S.A................  MY-1

  2. Financial Statement Schedules

     All schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

  3. Exhibits

          3(a).          Restated Certificate of Incorporation dated May 2, 1986.
                         Incorporated by reference to Exhibit 3 to registrant's
                         Registration Statement on Form S-1, Amendment No. 2 (No.
                         33-5565).
          3(b).          Certificate of Amendment of Certificate of Incorporation
                         dated April 15, 1987. Incorporated by reference to Exhibit
                         3(b) to registrant's Registration Statement on Form S-1,
                         Amendment No. 1 (33-12686).
          3(c).          Certificate of Amendment of Certificate of Incorporation
                         dated March 18, 1994. Incorporated by reference to Exhibit
                         3(c) to registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
          3(d).          Certificate of Correction of Certificate of Amendment dated
                         June 22, 1994 to insert page 4 of the Certificate of
                         Amendment filed with the Secretary of State of Delaware on
                         March 21, 1994. Incorporated by reference to Exhibit 3(d) to registrant's Annual Report on Form 10-K for the year ended
                         December 31, 1995.
          3(d).          By-Laws as amended through May 8, 1986. Incorporated by
                         reference to Exhibit 3 to registrant's Registration
                         Statement on Form S-1, Amendment No. 2 (No. 33-5565).
          4(a).          Pass Through Trust Agreement dated as of July 15, 1994
                         between registrant and The First National Bank of Chicago
                         relating to the Pass Through Certificates, Series 1994-A1.
                         (The front cover of this Exhibit indicates the material
                         differences between such Exhibit and the substantially
                         similar (except for price-related information) Pass-Through
                         Agreement between registrant and The First National Bank of
                         Chicago relating to the Pass-Through Certificates, Series
                         1994-A2.) Incorporated by reference to Exhibit 4.1 to
                         registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
          4(b).          Lease dated as of September 30, 1994 between registrant and
                         Shawmut Bank Connecticut, National Association relating to
                         Trust No. 1 and a 75% undivided interest in registrant's
                         refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such
                         Exhibit and a substantially similar agreement (except for
                         price-related information) entered into on the same date
                         relating to the remaining 25% undivided interest in the
                         facility.) Incorporated by reference to Exhibit 4.2 to
                         registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
          4(c).          Trust Indenture and Security Agreement dated as of July 15,
                         1994 between Shawmut Bank Connecticut, National Association and The First National Bank of Chicago relating to Trust No.
                         1 and a 75% undivided interest in registrant's refractory
                         gold ore treatment facility. (The front cover of this
                         Exhibit indicates the material differences between such
                         Exhibit and a substantially similar agreement (except for
                         price-related information) entered into on the same date
                         relating to the remaining 25% undivided interest in the
                         facility.) Incorporated by reference to Exhibit 4.3 to
                         registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
          4(d).          In reliance upon Item 601(b)(4)(iii) of Regulation S-K,
                         various instruments defining the rights of holders of
                         long-term debt of the Company are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of
                         registrant. Registrant hereby agrees to furnish a copy of
                         any such instrument to the Commission upon request.
         10(a).          Directors' Stock Award Plan. Incorporated by reference to
                         Exhibit 10(a) to registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

         10(b).          Tax Sharing Agreement dated as of January 1, 1994 between
                         registrant and NMC. Incorporated by reference to Exhibit
                         10(b) to registrant's Annual Report on Form 10-K for the
                         year ended December 31, 1994.
         10(c).          Letter Agreement dated December 15, 1993, between registrant and NMC. Incorporated by reference to Exhibit A to
                         registrant's Proxy Statement dated February 16, 1994.
         10(d).          Agreement dated October 15, 1993, effective November 1,
                         1993, among registrant, NMC and Ronald C. Cambre.
                         Incorporated by reference to Exhibit 10 to registrant's
                         Quarterly Report on Form 10-Q for the quarter ended
                         September 30, 1993.
         10(e).          Letter Agreement dated May 6, 1993 between registrant and
                         Wayne W. Murdy. Incorporated by reference to Exhibit 10 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.
         10(f).          Annual Incentive Compensation Plan (amended and restated as of January 1, 1996).
         10(g).          Agreement and Plan of Merger dated March 10, 1997, among
                         NMC, Midtown Two Corp. and Santa Fe Pacific Gold
                         Corporation. Incorporated by reference to Exhibit 2.1 to
                         NMC's Current Report on Form 8-K dated March 10, 1997.
            11.          Statement re Computation of Per Share Earnings.
            12.          Statement re Computation of Ratio of Earnings to Fixed
                         Charges.
            23.          Consent of Independent Public Accountants.
            24.          Power of Attorney.
            27.          Financial Data Schedules.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1996.

                      (This page intentionally left blank)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Minera Yanacocha S. A.:

     We have audited the accompanying balance sheets of Minera Yanacocha S. A. (a Peruvian Corporation, "The Company") as of December 31, 1996 and 1995, and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in Peru which are substantially equivalent to those applied in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minera Yanacocha S. A. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles followed in the United States of America.

                                            Countersigned by:

                                            /s/ Marco Antonio Zaldivar
                                            ------------------------------------
                                            Marco Antonio Zaldivar
                                            C.P.C. Register No. 12477

Lima, Peru
January 22, 1997.

                             MINERA YANACOCHA S. A.

                              STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1995        1994
                                                             --------    --------    --------
Sales and other income
  Sales....................................................  $313,870    $212,520    $116,607
  Interest and other.......................................     2,336       2,426         663
                                                             --------    --------    --------
                                                              316,206     214,946     117,270
                                                             --------    --------    --------
Costs and expenses
  Costs applicable to sales................................    89,206      66,679      42,195
  Exploration..............................................    17,482      11,391       4,051
  Depreciation and amortization............................    24,595      15,725       6,820
  Interest expense and other...............................     5,447       5,705       5,024
                                                             --------    --------    --------
                                                              136,730      99,500      58,090
                                                             --------    --------    --------
Income before income tax...................................   179,476     115,446      59,180
Income tax provision.......................................   (54,784)    (34,633)    (17,949)
                                                             --------    --------    --------
          Net income.......................................  $124,692    $ 80,813    $ 41,231
                                                             ========    ========    ========
          Net income per common share......................  $  27.11    $  17.57    $   8.96
                                                             ========    ========    ========

        The accompanying notes are an integral part of these statements.

                             MINERA YANACOCHA S. A.

                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                AT DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
                                      ASSETS
Cash and cash equivalents...................................  $ 40,705    $ 29,721
Restricted funds............................................     8,927       8,647
Accounts receivable.........................................    13,460      15,699
Inventories.................................................    15,661      13,084
Prepaid taxes and expenses..................................     6,461       4,553
                                                              --------    --------
  Current assets............................................    85,214      71,704
Property, plant, equipment and mine development, net........   106,308      85,844
Other assets................................................     1,887       2,270
                                                              --------    --------
          Total assets......................................  $193,409    $159,818
                                                              ========    ========
                                   LIABILITIES
Income tax and profit sharing payable.......................  $ 18,152    $ 25,170
Trade accounts payable......................................     7,553       6,544
Other accrued liabilities...................................     5,485       5,120
Current portion of long-term debt...........................    14,256      13,142
                                                              --------    --------
  Current liabilities.......................................    45,446      49,976
Long-term debt..............................................    24,244      38,799
Deferred income tax liability...............................    11,210       7,660
Reclamation liability.......................................     4,310       1,876
                                                              --------    --------
          Total liabilities.................................    85,210      98,311
                                                              --------    --------
Commitments and contingencies
                               SHAREHOLDERS' EQUITY
Capital stock -- S/1.00 par value; 4,600,104 shares
  authorized and issued.....................................     2,116       2,116
Additional paid-in capital..................................       226         226
Legal reserve...............................................       470         470
Retained earnings...........................................   105,387      58,695
                                                              --------    --------
          Total shareholders' equity........................   108,199      61,507
                                                              --------    --------
          Total liabilities and shareholders' equity........  $193,409    $159,818
                                                              ========    ========

        The accompanying notes are an integral part of these statements.

                             MINERA YANACOCHA S. A.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                           NUMBER               ADDITIONAL             RETAINED        TOTAL
                                          OF COMMON   CAPITAL    PAID-IN      LEGAL    EARNINGS    SHAREHOLDERS'
                                           SHARES      STOCK     CAPITAL     RESERVE   (DEFICIT)      EQUITY
                                          ---------   -------   ----------   -------   ---------   -------------
Balance at January 1, 1994..............  4,600,104   $2,116       $226       $ --     $ (1,879)      $    463
  Net income............................         --       --         --         --       41,231         41,231
  Appropriation of legal reserve........         --       --         --        470         (470)            --
                                          ---------   ------       ----       ----     --------       --------
Balance at December 31, 1994............  4,600,104    2,116        226        470       38,882         41,694
  Net income............................         --       --         --         --       80,813         80,813
  Cash dividends........................         --       --         --         --      (61,000)       (61,000)
                                          ---------   ------       ----       ----     --------       --------
Balance at December 31, 1995............  4,600,104    2,116        226        470       58,695         61,507
  Net income............................         --       --         --         --      124,692        124,692
  Cash dividends........................         --       --         --         --      (78,000)       (78,000)
                                          ---------   ------       ----       ----     --------       --------
Balance at December 31, 1996............  4,600,104   $2,116       $226       $470     $105,387       $108,199
                                          =========   ======       ====       ====     ========       ========

        The accompanying notes are an integral part of these statements.

                             MINERA YANACOCHA S. A.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                              YEARS ENDED DECEMBER 31,
                                          --------------------------------
                                            1996        1995        1994
                                          --------    --------    --------
OPERATING ACTIVITIES
  Net income............................  $124,692    $ 80,813    $ 41,231
  Adjustments to reconcile net income to
     net cash provided by operating
     activities --
     Depreciation and amortization......    24,595      15,725       6,820
     Deferred income tax................     3,550       1,121       7,242
     Other..............................      (336)        431          --
     (Increase) decrease in operating
       assets:
       Accounts receivable..............     2,239      (7,128)     (3,174)
       Inventories......................    (2,577)      2,563     (11,229)
       Prepaid taxes and expenses and
          other assets..................    (1,525)        685        (380)
     Increase (decrease) in operating
       liabilities:
       Accounts payable and accrued
          liabilities...................    (5,644)     18,297      12,669
       Reclamation liability............     2,434       1,104         609
                                          --------    --------    --------
Net cash provided by operating
  activities............................   147,428     113,611      53,788
                                          --------    --------    --------
INVESTING ACTIVITIES
  Additions to property, plant,
     equipment and mine development.....   (45,060)    (35,244)    (40,973)
                                          --------    --------    --------
Net cash used in investing activities...   (45,060)    (35,244)    (40,973)
                                          --------    --------    --------
FINANCING ACTIVITIES
  Repayments of long-term borrowings....   (13,104)     (3,805)         --
  Restricted funds......................      (280)     (6,147)     (1,400)
  Proceeds from long-term borrowings....        --          --      24,079
  Repayments of loans to shareholders...        --          --     (20,478)
  Cash dividends........................   (78,000)    (61,000)         --
                                          --------    --------    --------
Net cash provided by (used in) financing
  activities............................   (91,384)    (70,952)      2,201
                                          --------    --------    --------
Net increase in cash and cash
  equivalents...........................    10,984       7,415      15,016
Cash and cash equivalents at beginning
  of year...............................    29,721      22,306       7,290
                                          --------    --------    --------
Cash and cash equivalents at end of
  year..................................  $ 40,705    $ 29,721    $ 22,306
                                          ========    ========    ========

        The accompanying notes are an integral part of these statements.

                             MINERA YANACOCHA S. A.

                       NOTES TO THE FINANCIAL STATEMENTS
            (ALL MONETARY AMOUNTS ARE IN THOUSANDS OF U.S. DOLLARS)

1.  BUSINESS ACTIVITY

     Minera Yanacocha S. A. ("the Company") was established on January 14, 1992 and started production activities in August 1993. The Company is engaged in exploration and exploitation of gold under the mining concessions owned by S.M.R.L. Chaupiloma Dos de Cajamarca ("Chaupiloma"). The majority shareholders or affiliates of the Company also own the majority interests in Chaupiloma.

     In accordance with a mining lease amended effective January 1, 1994, the Company pays Chaupiloma a 3 percent royalty on the monthly production at current prices, after deducting refinery and transport costs. The royalty agreement expires in the year 2012.

     The Company's operation consists of three open pit mines, the Carachugo, San Jose and Maqui Maqui mines located in the Cajamarca district of Peru, from which gold-bearing ores are delivered to two separate leach pads for gold recovery using conventional heap leaching cyanidation, followed by Merrill-Crowe zinc precipitation and smelting to provide a final dore product. The dore is then shipped offsite for further refining before being sold in the world gold markets. A fourth mine, Yanacocha, is expected to go into production by the end of 1997.

     Gold mining requires the use of specialized facilities and technology. The Company relies heavily on such facilities to maintain production levels. Also, the profitability of the Company's current operations is significantly affected by the market price of gold. Market gold prices can fluctuate widely and are affected by numerous factors beyond the Company's control.

2.  BASIS OF PRESENTATION

     Up to December 31, 1994, the Peruvian statutory accounting records were kept in Peruvian nuevos soles. Effective January 1, 1995, the Company began maintaining its accounting records in U.S. dollars, its functional currency, as prescribed in the tax stability agreements signed with the Peruvian Government, explained in Note 8. The accompanying financial statements were prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and are stated in thousands of U.S. dollars.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following accounting policies were used in preparing the accompanying U.S. GAAP financial statements:

  Cash and cash equivalents

     Cash and cash equivalents consist of cash balances and highly liquid investments with an original maturity of three months or less, carried at cost, which approximates market value.

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

                             MINERA YANACOCHA S. A.

  Exploration and mine development costs

     Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including the costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Such costs are amortized using a units-of-production method over the estimated life of the ore body. Until 1994 these costs were amortized using the straight-line method with an annual rate of 20 percent. The cumulative effect of the change is immaterial. On-going mine development expenditures to maintain production are generally charged to operations as incurred.

  Interest capitalization

     Interest expense allocable to the costs of constructing new facilities is capitalized until operations commence. Capitalized interest is expensed over the depreciable lives of the assets for which it relates.

  Reclamation and mine closure costs

     Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements and are accrued and charged to the statements of income on a units-of-production basis.

  Debt issuance costs

     Debt issuance costs are deferred and amortized over the term of the related debt.

  Revenue recognition

     Gold sales are recognized when dore bars are produced.

  Income tax

     The Company accounts for income taxes using the liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the liability method of SFAS 109, the Company recognizes certain temporary differences between the financial reporting basis of the Company's liabilities and assets and the related income tax basis for such liabilities and assets. This generates a net deferred income tax liability or net deferred income tax asset for the Company as of the end of the year, as measured by the statutory tax rate in effect as enacted. The Company derives its deferred income tax charge or benefit by recording the change in the net deferred income tax liability or net deferred income tax asset balance for the year.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

4.  FOREIGN CURRENCY TRANSACTIONS

     Monetary assets and liabilities are principally denominated in U.S. dollars, the functional currency. No significant assets or liabilities are denominated in Peruvian currency.

     A loan from Deutsche Investitions-und Entwicklungsgesellschaft MBH-DEG ("DEG") denoted as the Carachugo loan as well as its related accrued interest are denominated in Deutsche Marks. As of

                             MINERA YANACOCHA S. A.

December 31, 1996 and 1995 the total amount outstanding was DM 6.3 million ($4,088) and the accrued interest DM 675 thousands (US $438) and DM 8.1 million ($5,641) and the accrued interest DM 825 thousands ($575), respectively (see
Note 9).

5.  INVENTORIES

                                                               AT DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Precious metals.............................................  $ 4,476    $ 4,332
Ore in process..............................................    7,575      5,373
Materials, supplies and spare parts.........................    3,610      3,379
                                                              -------    -------
                                                              $15,661    $13,084
                                                              =======    =======

6.  PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

                                                                   AT DECEMBER 31,
                                            DEPRECIATION OR      --------------------
                                          AMORTIZATION RATES       1996        1995
                                          -------------------    --------    --------
Land.....................................         --             $  2,716    $    933
Buildings and equipment..................     10% and 20%         137,754      99,240
Mine development......................... Units-of-production      10,415       7,379
Construction-in-progress.................         --                4,863       3,136
                                                                 --------    --------
                                                                  155,748     110,688
Accumulated depreciation and
  amortization...........................                         (49,440)    (24,844)
                                                                 --------    --------
                                                                 $106,308    $ 85,844
                                                                 ========    ========

     Certain fixed assets secure loans from the International Finance Corporation ("IFC") and DEG (see Note 9).

7.  INCOME TAX AND PROFIT SHARING PAYABLE

                                                               AT DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Income tax..................................................  $ 8,818    $19,575
Profit sharing..............................................    9,334      5,595
                                                              -------    -------
                                                              $18,152    $25,170
                                                              =======    =======

     In accordance with the Peruvian legislation, the Company's employees are entitled to receive a profit sharing of 8% of the taxable income. 50% of the total profit sharing is distributed to each employee based on the number of days that each of them worked during the preceding year and the remaining 50% is distributed in proportion to their annual salary levels.

     Effective January 1, 1997, the annual payment to each employee under the profit sharing plan is limited to eighteen times such employee's monthly salary, but the rate for the Company remains 8% of taxable income.

8.  INCOME TAX

     As explained in Note 3, income tax is accounted for under the provisions of SFAS 109.

                             MINERA YANACOCHA S. A.

     Under SFAS 109, the Company accounts for deferred income tax liabilities and deferred income tax assets when temporary differences arise between the financial and the income tax reporting of its liabilities and assets. The measurement of the deferred income tax liabilities and assets is based upon the Peruvian tax rates and tax law provisions as enacted.

     The provisions for income tax consist of:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1996       1995       1994
                                                        -------    -------    -------
Current...............................................  $51,234    $33,512    $10,707
Deferred..............................................    3,550      1,121      7,242
                                                        -------    -------    -------
          Total.......................................  $54,784    $34,633    $17,949
                                                        =======    =======    =======

     The total provision approximates the Peruvian statutory rate applied to the taxable income for all years.

     The components of the deferred income tax liabilities and assets are as follows:

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               1996       1995
                                                              -------    ------
Deferred tax liabilities:
  Mine development costs deducted for tax in excess of book
     amortization...........................................  $11,620    $7,289
  Debt issuance costs deducted for tax in excess of book
     amortization...........................................      386       544
  Interest deducted for tax and capitalized as fixed assets
     for book purposes......................................      424       269
  Start-up costs deducted for tax and capitalized for book
     purposes...............................................       73       121
                                                              -------    ------
          Total deferred tax liabilities....................   12,503     8,223
                                                              -------    ------
Deferred tax asset:
  Reclamation liability not deducted in tax return..........   (1,293)     (563)
                                                              -------    ------
          Net deferred tax liability........................  $11,210    $7,660
                                                              =======    ======

     The income tax returns of 1993 through 1994 prepared in Peruvian nuevos soles, and 1995 through 1996 prepared in U.S. dollars, are pending review by the tax authorities. Additional taxes and surcharges from future tax assessments, if any, would be charged to expense in the years in which they are settled.

     In May 1994 the Company signed two tax stabilization agreements with the Peruvian Government which guarantee the Company the use of tax rulings of the tax regimes in force at December 31, 1992 for Carachugo and at December 31, 1994 for Maqui Maqui for 15 years from the dates that the agreements become effective. Under such agreements the Company is permitted to keep its accounting records in U.S. dollars. The properties were under the then current tax regimes until the agreements became effective. The Carachugo tax stabilization agreement became effective January 1, 1995. The Company expects the Maqui Maqui tax stabilization agreement to become effective in 1997.

                             MINERA YANACOCHA S. A.

9.  LONG-TERM DEBT

     Long-term debt consists of loans from the IFC and DEG to finance the Carachugo and Maqui Maqui projects. The maturities due pursuant to the financing arrangements as of December 31, 1996 are as follows:

                       PAYMENT DATES                           TOTAL
                       -------------                          -------
   1997.....................................................  $14,256
                                                              -------
   1998.....................................................   14,256
   1999.....................................................    8,204
   2000.....................................................    1,784
                                                              -------
Long-term debt..............................................   24,244
                                                              -------
          Total debt........................................  $38,500
                                                              =======

     Of the outstanding loan balance at December 31, 1996, $4.1 million is denominated in Deutsche Marks and translated to US dollars at the balance sheet date. (See Note 4).

     Interest on $26,012 of the debt outstanding at December 31, 1996 is calculated at interest rates ranging from 3 1/8% to 3 1/2% over the London Interbank Offering Rate ("LIBOR"). The weighted average interest rates for this debt were 8.98%, 9.63% and 7.65% for 1996, 1995 and 1994, respectively. The weighted average interest rates at December 31, 1996 and 1995 were 8.9% and 9.08%, respectively. Interest on $8,400 of debt outstanding at December 31, 1996 is calculated at 2 7/8% over LIBOR plus a rate (not to exceed 2 1/2%) applied on the amount that the average price of gold per ounce is above $370. When the prior six month average gold price is between $370 and $410 an ounce the interest rate is 2 7/8% over LIBOR plus 1/8% for each $10 the gold price is over $370 per ounce. When the six month average gold price is between $410 and $490 per ounce the interest rate is 3 3/8% over LIBOR plus 1/4% for each $10 the gold price is over $410 per ounce. The weighted average interest rates for this debt were 8.54%, 8.59% and 7.25% for 1996, 1995 and 1994, respectively. The interest rates at December 31, 1996 and December 31, 1995 were 8.375% and 8.8125%, respectively. Interest on $4,088 of the outstanding loan balance at December 31, 1996 is calculated at a fixed annual rate of 9.3%.

     Interest rates prevailing on similar debts at the balance sheet dates were essentially the same as the interest rates on these debts. Therefore, the fair value of the debt approximates the reported value.

     Substantially all of the Company's property, plant and equipment, as well as restricted funds of $8,927 at December 31, 1996, secure the outstanding loans.

     The loan agreements contain certain covenants which limit indebtedness and payment of dividends to shareholders. In addition, the Company must maintain certain financial ratios as provided in the loan agreements. At December 31, 1996 and 1995 the Company was in compliance with the covenants.

     The IFC loan requires the Company to maintain an escrow account representing the next interest and principal installment due. Amounts totaling $8,927 and $8,647 as of December 31, 1996 and 1995, respectively, reflect the March 15, 1997 and 1996 interest and principal payments and, accordingly, have been reported as restricted funds on the balance sheets.

10.  SHAREHOLDERS' EQUITY

     The capital stock is represented by 4,600,104 common shares with a par value of one Peruvian nuevo sol each, fully subscribed and paid. This amount includes 2,592,159 shares owned by non-Peruvian investors.

     Under current Peruvian regulations, there is no restriction on remittance of dividends or repatriation of foreign investment, except for a creation of a legal reserve discussed in the next paragraph. Furthermore, under current Peruvian regulations, dividend distribution is tax free beginning January 1, 1994. However, dividends

                             MINERA YANACOCHA S. A.

paid to a non-domiciled shareholder who had executed an Investment Agreement with the Peruvian Government is still subject to a 10% withholding income tax on dividends paid on capital stock issued pursuant to that agreement.

     According to the Peruvian General Law on Corporations, when the net income exceeds 7 percent of capital stock in the financial statements prepared following Peruvian generally accepted accounting principles, the Company must create a reserve ("the legal reserve") of at least 20% of its capital stock by annual appropriations of at least 10% of net income. The legal reserve must be used only to offset losses, and can not be distributed as dividends, except in case of the closing of a business activity. The legal reserve was satisfied in 1994 and therefore no appropriations were necessary in 1995 or 1996.

     At a shareholders' meeting held on January 22, 1997, a cash dividend of $30,000 was approved.

11.  RELATED PARTY TRANSACTIONS

     In years prior to 1994, the Company had obtained loans from its shareholders amounting to $46,478 to finance the construction of facilities. These loans and the related accrued interest were repaid in 1994. Interest on the loans was calculated at an annual rate of 10% and amounted to $1,838 in 1994.

     Management, exploration, mine development, engineering and employment services are provided pursuant to contracts with affiliated companies. The corresponding charges amounted to $4,847 in 1996, $4,617 in 1995 and $3,065 in 1994, and the corresponding outstanding accounts payable amounts to $324 and $1,313 at December 31, 1996 and 1995, respectively.

     As mentioned in Note 1, the Company pays Chaupiloma a 3% royalty on the monthly production at current prices, after deducting refinery and transport costs. The royalty expense amounted to $9,524 in 1996, $6,233 in 1995 and $3,501 in 1994, and the outstanding accounts payable amounts to $2,493 and $2,132 at December 31, 1996 and 1995, respectively.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash provided by operating activities includes the following cash payments:

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1996       1995       1994
                                                         -------    -------    ------
Income tax.............................................  $61,990    $22,113    $2,377
Interest, net of amounts capitalized...................  $ 3,558    $ 4,740    $4,665

13.  MAJOR CUSTOMERS AND EXPORT SALES

     The Company is not economically dependent on a limited number of customers for the sale of its product because gold commodity markets are well-established worldwide. During 1996, four customers accounted for $113 million, $85 million, $40 million and $33 million of total sales, each of which represented more than 10% of total sales and together accounted for 86% of the annual sales. In 1995, sales to three customers accounted for $75 million, $22 million and $21 million, each of which represented more than 10% of total sales and together accounted for 55% of total sales. In 1994, sales to one customer accounted for $102 million, or 87% of total sales.

     All sales were made abroad.

                             MINERA YANACOCHA S. A.

14.  COMMITMENTS AND CONTINGENCIES

     Claim initiated by Compagnie Miniere International Or S.A.

     In May 1996, Compagnie Miniere International Or S.A. (Mine Or) initiated a claim against the Company because it did not remit the 1994 dividends, approved by the General Extraordinary Shareholders' meeting held on February 1, 1995, to Mine Or. The Company paid such dividends to Compania Minera Condesa S.A. and Newmont Second Capital in compliance with a preliminary action dictated by the Superior Court on February 23, 1995. This action suspended the rights of Mine Or as a shareholder until the main claim initiated by Compania Minera Condesa S.A. and Newmont Second Capital to exercise their preferential rights for buying the Company's shares owned by Mine Or could be resolved.

     The claim initiated by Mine Or amounts to approximately $2,145 at December 31, 1996 and is still pending to be resolved by the First Instance Court.

     The Company's management and its outside legal counsels believe this claim will be resolved in favor of the Company.

  Environmental and natural resources code

     The Company's mining and exploration activities are subject to Legislative Decree 613 published on September 8, 1990 which is regulated by Supreme Decrees No 016-93-EM and No 059-93-EM dated April 28 and December 10, 1993, respectively. These legal rules govern the protection of the environment. The Company conducts its operations so as to protect the public health and environment and believes it operates in compliance with all applicable legal rulings. The Company accrues for its expected future reclamation and closure liabilities on a units-of-production basis and such liability amounted to $4,310 and $1,876 at December 31, 1996 and 1995, respectively.

  Mining contract

     The Company signed a contract with Zublin Chile Ingenieria y Construcciones Ltda., Sucursal del Peru for the loading and hauling of mineral and waste of Carachugo and Maqui Maqui.

     The contract has a term of 5 years, effective January 1, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NEWMONT GOLD COMPANY

                                            By     /s/ TIMOTHY J. SCHMITT
                                             -----------------------------------
                                                     Timothy J. Schmitt
                                                Vice President, Secretary and
                                                  Assistant General Counsel
March 31, 1997

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

                      SIGNATURE                                       TITLE                    DATE
                      ---------                                       -----                    ----

                          *                              Director
-----------------------------------------------------
                 Rudolph I. J. Agnew

                          *                              Director
-----------------------------------------------------
                    J. P. Bolduc

                          *                              Chairman, President and Chief
-----------------------------------------------------      Executive Officer and
                  Ronald C. Cambre                         Director

                          *                              Director
-----------------------------------------------------
                 Joseph P. Flannery

                          *                              Director
-----------------------------------------------------
                 Leo I. Higdon, Jr.

                          *                              Director
-----------------------------------------------------
                  Thomas A. Holmes

                          *                              Director                         March 31, 1997
-----------------------------------------------------
                  Robert H. Quenon

                          *                              Director
-----------------------------------------------------
                  Moeen A. Qureshi

                          *                              Director
-----------------------------------------------------
                  Michael K. Reilly

                          *                              Director
-----------------------------------------------------
              William I. M. Turner, Jr.

                          *                              Executive Vice President and
-----------------------------------------------------      Chief Financial Officer
                   Wayne W. Murdy                          (Principal Financial Officer)

                          *                              Vice President and Controller
-----------------------------------------------------      (Principal Accounting
                   Gary E. Farmar                          Officer)

             *By /s/ TIMOTHY J. SCHMITT
  -------------------------------------------------
                 Timothy J. Schmitt
                 as Attorney-in-fact

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

         2. Map of location of the Minera Yanacocha Operations in Peru -- Page 8 of the Form 10-K.

                           On Page 8 of the form 10-K, the registrant has
                  included a map of the country of Peru showing the geographical location of the Minera Yanacocha Operations discussed on pages 6 and 7 of the Form 10-K. The map also includes a notation that Minera Yanacocha S.A., is 51.35% owned by the registrant. The map also shows the location of various deposits with proven and probable reserves.

         3. Map of location of the Zarafshan-Newmont joint venture in Uzbekistan -- Page 10 of the Form 10-K.

                           On Page 10 of the Form 10-K, the registrant has
                  included a map of the Republic of Uzbekistan showing the geographical location of the Zarafshan- Newmont joint venture and the Angren project discussed on Page 9 of the form 10-K. The map also includes notation that the Zarafshan-Newmont joint venture, which owns the project, is 50% owned by the Newmont Gold and the Angren joint venture is 40% owned by Newmont Gold.

         4. Map of locations of the Minahasa Project and the Batu Hijau Project in Indonesia -- Page 13 of the Form 10-K.

                           On Page 13 of the Form 10-K, the registrant has
                  included a map of the Republic of Indonesia showing the geographical location of the Minahasa project and the Batu Hijau project, each of which is discussed on Pages 11, 12 and 13 of the Form 10-K. The map also includes a notation that each of the Indonesian companies that own the Minahasa project and the Batu Hijau project is 80% owned by the Newmont Gold.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER
        -------

           3(a).          -- Restated Certificate of Incorporation dated May 2, 1986.
                             Incorporated by reference to Exhibit 3 to registrant's
                             Registration Statement on Form S-1, Amendment No. 2 (No.
                             33-5565).
           3(b).          -- Certificate of Amendment of Certificate of Incorporation
                             dated April 15, 1987. Incorporated by reference to
                             Exhibit 3(b) to registrant's Registration Statement on
                             Form S-1, Amendment No. 1 (33-12686).
           3(c).          -- Certificate of Amendment of Certificate of Incorporation
                             dated March 18, 1994. Incorporated by reference to
                             Exhibit 3(c) to registrant's Annual Report on Form 10-K
                             for the year ended December 31, 1993.
           3(d).          -- Certificate of Correction of Certificate of Amendment
                             dated June 22, 1994 to insert page 4 of the Certificate
                             of Amendment filed with the Secretary of State of
                             Delaware on March 21, 1994. Incorporated by reference to
                             Exhibit 10(f) to registrant's Annual Report on Form 10-K
                             for the year ended December 31, 1995.
           3(d).          -- By-Laws as amended through May 8, 1986. Incorporated by reference to Exhibit 3 to registrant's Registration
                             Statement on Form S-1, Amendment No. 2 (No. 33-5565).
           4(a).          -- Pass Through Trust Agreement dated as of July 15, 1994
                             between registrant and The First National Bank of Chicago
                             relating to the Pass Through Certificates, Series
                             1994-A1. (The front cover of this Exhibit indicates the
                             material differences between such Exhibit and the
                             substantially similar (except for price-related
                             information) Pass-Through Agreement between registrant
                             and The First National Bank of Chicago relating to the
                             Pass-Through Certificates, Series 1994-A2.) Incorporated
                             by reference to Exhibit 4.1 to registrant's Quarterly
                             Report on Form 10-Q for the quarter ended September 30,
                             1994.
           4(b).          -- Lease dated as of September 30, 1994 between registrant and Shawmut Bank Connecticut, National Association
                             relating to Trust No. 1 and a 75% undivided interest in
                             registrant's refractory gold ore treatment facility. (The
                             front cover of this Exhibit indicates the material
                             differences between such Exhibit and a substantially
                             similar agreement (except for price-related information)
                             entered into on the same date relating to the remaining
                             25% undivided interest in the facility.) Incorporated by
                             reference to Exhibit 4.2 to registrant's Quarterly Report
                             on Form 10-Q for the quarter ended September 30, 1994.
           4(c).          -- Trust Indenture and Security Agreement dated as of July
                             15, 1994 between Shawmut Bank Connecticut, National
                             Association and The First National Bank of Chicago
                             relating to Trust No. 1 and a 75% undivided interest in
                             registrant's refractory gold ore treatment facility. (The
                             front cover of this Exhibit indicates the material
                             differences between such Exhibit and a substantially
                             similar agreement (except for price-related information)
                             entered into on the same date relating to the remaining
                             25% undivided interest in the facility.) Incorporated by
                             reference to Exhibit 4.3 to registrant's Quarterly Report
                             on Form 10-Q for the quarter ended September 30, 1994.
           4(d).          -- In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of
                             long-term debt of the Company are not being filed
                             herewith because the total of securities authorized under
                             each such instrument does not exceed 10% of the total
                             assets of registrant. Registrant hereby agrees to furnish
                             a copy of any such instrument to the Commission upon
                             request.

        EXHIBIT
         NUMBER
        -------
          10(a).          -- Directors' Stock Award Plan. Incorporated by reference to
                             Exhibit 10(a) to registrant's Annual Report on Form 10-K
                             for the year ended December 31, 1994.
          10(b).          -- Tax Sharing Agreement dated as of January 1, 1994 between registrant and NMC. Incorporated by reference to Exhibit
                             10(b) to registrant's Annual Report on Form 10-K for the
                             year ended December 31, 1994.
          10(c).          -- Letter Agreement dated December 15, 1993, between
                             registrant and NMC. Incorporated by reference to Exhibit
                             A to registrant's Proxy Statement dated February 16,
                             1994.
          10(d).          -- Agreement dated October 15, 1993, effective November 1,
                             1993, among registrant, NMC and Ronald C. Cambre.
                             Incorporated by reference to Exhibit 10 to registrant's
                             Quarterly Report on Form 10-Q for the quarter ended
                             September 30, 1993.
          10(e).          -- Letter Agreement dated May 6, 1993 between registrant and
                             Wayne W. Murdy. Incorporated by reference to Exhibit 10
                             to registrant's Quarterly Report on Form 10-Q for the
                             quarter ended March 31, 1993.
          10(f).          -- Annual Incentive Compensation Plan (amended and restated
                             as of January 1, 1996).
          10(g).          -- Agreement and Plan of Merger dated March 10, 1997, among
                             NMC, Midtown Two Corp. and Santa Fe Pacific Gold
                             Corporation. Incorporated by reference to Exhibit 2.1 to
                             NMC's Current Report on Form 8-K dated March 10, 1997.
             11.          -- Statement re Computation of Per Share Earnings.
             12.          -- Statement re Computation of Ratio of Earnings to Fixed
                             Charges.
             23.          -- Consent of Independent Public Accountants.
             24.          -- Power of Attorney.
             27.          -- Financial Data Schedules.