Form 10-Q
period 1997-06-30
NEWMONT GOLD CO
filed 1997-08-13
CIK 793308

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________


Commission File Number:    1-9184


                            NEWMONT GOLD COMPANY
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Delaware                                      13-2526632
----------------------------                ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
incorporation or organization)


    1700 Lincoln Street, Denver, Colorado                       80203
-----------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)

                               303-863-7414
            --------------------------------------------------
           (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
    (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes    [ ] No


There were 166,584,614 shares of common stock outstanding on August 7, 1997.

Exhibit index is on page 32.

There are 38 pages included in this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
                       Statements of Consolidated Income
                        (In thousands, except per share)
                                  (Unaudited)

                                                Three Months Ended
                                                     June 30,
                                             ----------------------
                                               1997         1996
                                             ---------    ---------
Sales and other income
  Sales                                      $ 421,760    $ 261,424
  Dividends, interest and other                  5,659        8,165
                                             ---------    ---------
                                               427,419      269,589
                                             ---------    ---------

Costs and expenses
  Costs applicable to sales                    211,741      156,963
  Depreciation, depletion and amortization      66,140       48,722
  Exploration and research                      26,314       19,346
  General and administrative                    17,722       16,309
  Interest, net of capitalized interest
    of $3,840 in 1997 and $5,161 in 1996        19,652       12,998
  Merger and related asset write-offs          157,675         -
  Other                                          6,202        3,324
                                             ---------     --------
                                               505,446      257,662
                                             ---------     --------
Income (loss) before equity income
  (loss) and income taxes                      (78,027)      11,927

Equity in income (loss) of affiliated
  companies                                     (2,986)      11,045
                                             ---------     --------

Pre-tax income(loss)                           (81,013)      22,972

Income tax benefit                              28,809        2,734

Minority interest in income of
  Minera Yanacocha                             (16,775)        -
                                             ---------     --------

Net income (loss)                            $ (68,979)    $ 25,706
                                             =========     ========

Net income (loss) per common share           $   (0.41)    $   0.15
                                             =========     ========

Weighted average number of shares of
  common stock and common stock
  equivalents outstanding                      166,540      166,805

Cash dividends declared per Newmont Gold
  Company common share                       $    0.12     $   0.12

Cash dividend declared per Santa Fe Pacific
  Gold Corporation common share              $     -       $   0.05



               See Notes to Consolidated Financial Statements

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
                       Statements of Consolidated Income
                        (In thousands, except per share)
                                  (Unaudited)

                                                 Six Months Ended
                                                     June 30,
                                             ----------------------
                                                 1997         1996
                                             ---------    ---------
Sales and other income
  Sales                                      $ 776,815    $ 498,048
  Dividends, interest and other                 39,883       16,070
                                             ---------    ---------
                                               816,698      514,118
                                             ---------    ---------

Costs and expenses
  Costs applicable to sales                    395,747      297,301
  Depreciation, depletion and amortization     126,629       96,600
  Exploration and research                      48,397       36,578
  General and administrative                    34,357       32,811
  Interest, net of capitalized interest
    of $5,980 in 1997 and $9,056 in 1996        38,941       26,346
  Merger and related asset write-offs          157,675         -
  Other                                          8,130        7,053
                                             ---------    ---------
                                               809,876      496,689
                                             ---------    ---------

Income before equity income (loss)
  and income taxes                               6,822       17,429

Equity in income (loss) of affiliated
  companies                                     (4,475)      22,577
                                             ---------    ---------

Pre-tax income                                   2,347       40,006

Income tax benefit                              15,388        2,061

Minority interest in income of
  Minera Yanacocha                             (32,024)        -
                                             ---------    ---------

Net income (loss)                            $ (14,289)   $  42,067
                                             =========    =========

Net income (loss) per common share           $   (0.09)   $    0.25
                                             =========    =========

Weighted average number of shares of
  common stock and common stock
  equivalents outstanding                      166,514      165,981

Cash dividends declared per Newmont Gold
  Company common share                       $    0.24    $    0.24

Cash dividend declared per Santa Fe Pacific
  Gold Corporation common share              $     -      $    0.05



               See Notes to Consolidated Financial Statements

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                          June 30,  December 31,
                                           1997         1996
                                        ----------  ------------
Assets
  Cash and cash equivalents             $  114,160   $  227,053
  Short-term investments                    13,927       12,724
  Accounts receivable                       30,487       29,663
  Inventories                              397,763      279,315
  Other current assets                      89,426       52,233
                                        ----------   ----------
     Current assets                        645,763      600,988

  Property, plant and mine
    development, net                     2,577,268    2,391,872
  Other long-term assets                   248,267      289,270
                                        ----------   ----------
          Total assets                  $3,471,298   $3,282,130
                                        ==========   ==========

Liabilities
  Short-term debt                       $   22,732   $   45,981
  Current portion of long-term debt         36,507       19,250
  Accounts payable                          81,257       99,647
  Purchase price payable for Minera
    Yanacocha                               59,100         -
  Other accrued liabilities                171,337      113,381
                                        ----------   ----------
     Current liabilities                   370,933      278,259

  Long-term debt                         1,139,044    1,039,875
  Reclamation and remediation
    liabilities                             78,244       71,702
  Deferred tax liability                    55,987       91,508
  Other long-term liabilities              156,655      133,825
                                        ----------   ----------
          Total liabilities              1,800,863    1,615,169
                                        ----------   ----------

Minority interest in Minera Yanacocha       46,855         -

Contingencies

Stockholders' Equity
  Common stock                               1,102        1,102
  Capital in excess of par value           758,114      754,200
  Retained earnings                        866,461      913,927
  Treasury stock                            (2,097)      (2,268)
                                        ----------   ----------
          Total stockholders' equity     1,623,580    1,666,961
                                        ----------   ----------

          Total liabilities and
            stockholders' equity        $3,471,298   $3,282,130
                                        ==========   ==========



               See Notes to Consolidated Financial Statements

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
                     Statements of Consolidated Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                    -----------------------
                                                       1997          1996
                                                    ----------    ---------
Operating activities:
  Net income (loss)                                 $ (14,289)    $  42,067
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation, depletion and amortization        126,629        96,600
      Merger related asset write-offs                  24,749          -
      Deferred taxes                                  (46,594)       (1,153)
      Minority interest, net of dividends              (8,598)         -
      Increase in operating assets:
        Accounts receivable                              (706)       (3,048)
        Inventories                                  (102,787)      (44,355)
        Other assets                                     (900)      (22,538)
      Increase in operating liabilities:
        Accounts payable and accrued expenses          21,852         3,301
        Other liabilities                              16,150         2,150
      Other operating                                    (259)          954
                                                    ---------     ---------

Net cash provided by operating activities              15,247        73,978
                                                    ---------     ---------

Investing activities:
  Cash acquired in Minera Yanacocha transaction        40,705          -
  Additions to property, plant and mine
    development                                      (186,475)     (283,307)
  Advances to joint venture and affiliates             (4,363)       (3,218)
  Other                                                  (367)        2,588
                                                    ---------     ---------

Net cash used in investing activities                (150,500)     (283,937)
                                                    ---------     ---------

Financing activities:
  Proceeds from short-term borrowings                   4,591         7,932
  Repayments of short-term borrowings                 (27,840)         -
  Proceeds from long-term borrowings                  706,000       110,000
  Repayments of long-term borrowings                 (627,697)         -
  Proceeds from issuance of common stock                3,027       266,932
  Dividends paid on common stock                      (33,177)      (32,920)
  Other                                                (2,544)         (306)
                                                    ---------     ---------

Net cash provided by financing activities              22,360       351,638
                                                    ----------    ---------

Net (decrease) increase in cash and cash
  equivalents                                        (112,893)      141,679
Cash and cash equivalents at beginning
  of period                                           227,053        94,994
                                                    ----------    ---------
Cash and cash equivalents at end of period          $ 114,160     $ 236,673
                                                    ==========    =========

Supplemental information:
  Interest paid, net of amounts capitalized
    of $5,980 in 1997 and $9,056 in 1996            $  32,689     $  23,334
  Income taxes paid                                 $  21,528     $   3,000





               See Notes to Consolidated Financial Statements

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


(1) Basis of Preparation of Financial Statements

    These unaudited interim consolidated financial statements of Newmont Gold Company ("NGC") and its subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. As further discussed in Note 2, the consolidated financial statements for periods prior to the merger with Santa Fe Pacific Gold Corporation ("Santa Fe") have been restated to reflect the merger as a pooling of interests.

    In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the results for the periods presented. All adjustments, other than those described in Note 2, were of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements of the Company and those of Santa Fe included in their respective 1996 Annual Reports on Form 10-K.

    Newmont Mining Corporation ("NMC") owns approximately 94% of NGC's common stock. All of NMC's operations are held through NGC.

    In addition to adjustments made to conform the accounting policies of the Company and Santa Fe as discussed in Note 2, certain prior year amounts have been reclassified to conform to the current year presentation.

(2)  Merger with Santa Fe Pacific Gold Corporation

    On May 5, 1997, the merger between Santa Fe and a wholly-owned subsidiary of NMC was completed, in which the outstanding shares of common stock of Santa Fe were converted into approximately 56.5 million shares of NMC common stock. NMC also reserved approximately 566,000 shares of its common stock for issuance in connection with outstanding Santa Fe stock options that were assumed by NMC in the merger. The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. In conjunction with the merger, NGC issued shares of common stock to NMC equal to the number of shares of NMC common stock issued in the merger. As a result, Santa Fe became a wholly-owned subsidiary of NGC. In addition, NGC issued options to NMC to acquire additional shares of NGC common stock having the same terms as the Santa Fe stock options assumed by NMC in the merger. NGC's consolidated financial statements have been restated for all periods prior to the merger to include the operations of Santa Fe, adjusted to conform with NGC's accounting policies and presentation.

    Both NGC and Santa Fe are engaged in the mining and processing of gold ores and exploration and development of gold properties. Separate pre-merger sales and net income of the Company and Santa Fe, through the date of the merger, merger adjustments and post-merger sales and net income were as follows:

                                Three Months Ended June 30,
                                   1997             1996
                                ----------       ----------
                                        (In thousands)
Sales
  Pre-Merger
    Company                     $  95,211         $181,216
    Santa Fe                       37,592           80,208
  Merger adjustments                 -                -
  Post-merger                     288,957             -
                                ---------         --------
         Total                  $ 421,760         $261,424
                                =========         ========

Net Income (loss)
  Pre-Merger
    Company                     $  11,142         $ 21,571
    Santa Fe                        4,552            5,844
  Merger adjustments             (117,373)          (1,709)
  Post-merger                      32,700             -
                                 --------         --------
         Total                   $(68,979)        $ 25,706
                                 ========         ========

                                Six  Months Ended June 30,
                                  1997            1996
                                ----------      ----------
                                        (In thousands)
Sales
  Pre-Merger
    Company                      $ 357,316        $335,921
    Santa Fe                       130,540         162,127
  Merger adjustments                  -               -
  Post-merger                      288,959            -
                                 ---------        --------
         Total                   $ 776,815        $498,048
                                 =========        ========

Net Income
  Pre-Merger
    Company                      $  33,718        $ 33,359
    Santa Fe                        31,702          12,072
  Merger adjustments              (112,409)         (3,364)
  Post-merger                       32,700            -
                                 ---------        --------
         Total                   $ (14,289)       $ 42,067
                                 =========        ========


    Merger adjustments reflect conforming accounting policy changes, transaction fees, other one-time expenses associated with the merger and the tax effect of such adjustments. Accounting policy changes were primarily related to the accounting treatment for deferred mining costs. Santa Fe included certain depreciation, depletion and amortization charges in deferred mining costs. To the extent Santa Fe capitalized depreciation, depletion and amortization charges as deferred mining costs or as inventory, restatement adjustments have been made to reflect these charges against earnings in the appropriate period. In addition, in-process inventories were not maintained on the same basis as NGC, which resulted in certain balance sheet reclassifications.

    Merger expenses of $157.7 million ($116.5 million net of tax) consisted of $133.0 million of transaction costs and $24.7 million in asset write-downs.
The transaction costs included a $65.2 million fee paid to Homestake Mining Company to terminate a definitive merger agreement between Santa Fe and Homestake Mining Company, investment advisory fees of $20.3 million, employee benefit and severance costs of $18.0 million and professional fees of $16.7 million. With the exception of $10.3 million, all merger expenses had been disbursed as of June 30, 1997. The asset write-offs related to certain Santa Fe assets that did not meet NGC's valuation criteria, including a write-down of the Elkhorn, Montana project and the write-off of duplicative facilities, equipment and information systems costs.


(3) Inventories

                                          At June 30,    At December 31,
                                              1997             1996
                                          ------------   ---------------
                                                 (In thousands)
     Current:
       Ore and in-process inventories      $225,740         $138,199
       Precious metals                       82,844           58,866
       Materials and supplies                87,185           80,544
       Other                                  1,994            1,706
                                           --------         --------
                                           $397,763         $279,315
                                           ========         ========

     Non-current:
       Ore in stockpiles (included
         in other long-term assets)        $ 82,921         $ 85,652
                                           ========         ========


(4) Acquisition of Additional Interest in Minera Yanacocha

    In November 1993, the French government announced its intention to privatize the mining assets of Bureau de Recherches Geologiques et Minieres, the geological and mining bureau of the French government ("BRGM"). In September 1994, BRGM announced its intention to transfer its 24.7% interest in Minera Yanacocha, S.A. ("Minera Yanacocha") to another entity. The Company and Compania de Minas Buenaventura, S.A. ("Buenaventura"), then 38.0% and 32.3% owners of Minera Yanacocha, respectively, filed suit in Peru to seek enforcement of a provision in the bylaws of Minera Yanacocha giving shareholders preemptive rights on the proposed sale or transfer of any shareholder's interest. In February 1995, an appellate court in Peru issued a preliminary ruling in favor of the Company and Buenaventura, both of whom elected to exercise their preemptive rights to acquire their proportionate share of the 24.7% interest. In accordance with the court ruling, Minera Yanacocha canceled the BRGM shares and issued shares representing interests in Minera Yanacocha of 13.35% to the Company and 11.35% to Buenaventura. The Company deposited $48.6 million for its additional interest, together with the additional shares, with a Peruvian bank pending the final resolution of the case. The Company borrowed the $48.6 million from the same Peruvian bank with the right of set off against the deposit, and accordingly, these amounts have been netted in the accompanying balance sheet. In September 1996, the trial court determined that the Company and Buenaventura have the right to acquire the 24.7% interest for a purchase price of $109.3 million, $59.1 million attributable to the 13.35% interest of the Company. As established by such ruling, the preemptive rights were triggered in November 1993 and thus the valuation of the shares held in escrow were calculated as of such date. The trial court ruling was appealed to the Peruvian Superior Court. In order to prevail in the Superior Court, the decision of the trial court had to be affirmed by the votes of three Superior Court justices. Legal arguments were made to a panel of three Superior Court justices. Two of the justices voted to uphold the trial court ruling and the third justice voted not to uphold the ruling. A fourth Superior Court justice was then appointed to hear the case, and this justice voted to uphold the trial court ruling in February 1997, resulting in the three votes required to prevail. As a result of the Superior Court decision, the Company now believes that it is probable that the additional interest will be acquired and that the Company will retain control of Minera Yanacocha. Therefore, as of February 1997, the Company has considered the additional interest to have been acquired and has consolidated Minera Yanacocha in its financial statements to reflect the increase in its ownership from 38% to 51.35%. The operations of Minera Yanacocha have been consolidated in 1997 with the Company's ownership interest at 38% for the period from January 1, 1997 to January 31, 1997, and 51.35% thereafter.

    Opposing parties have filed a request for review of the decision by the Superior Court of Peru. Peruvian counsel has advised the Company that decisions of the Superior Court can be modified by the Supreme Court only in very limited instances and that it is not likely that any further review will be granted.

    The following pro forma consolidated income statements assume the acquisition of the additional interest in Minera Yanacocha occurred on January 1, 1996 and the pro forma condensed consolidated balance sheet assumes the acquisition of the additional interest occurred on December 31, 1996. The pro forma financial statements are presented for illustrative purposes only and are not necessarily indicative of the consolidated results of operations and financial position which would have been realized had the acquisition of the additional interest been considered to occur as of the dates for which the pro forma financial statements are presented. The pro forma financial statements also are not necessarily indicative of the consolidated results of operations or financial position in the future. For the quarter and six months ended June 30, 1997, the differences between the pro forma results and reported results are insignificant.

                  NEWMONT GOLD COMPANY AND MINERA YANACOCHA

             PRO FORMA CONSOLIDATED INCOME STATEMENT - UNAUDITED
                      (In thousands, except per share)
                    FOR THREE MONTHS ENDED JUNE 30, 1996

                                  Newmont    Minera   Pro Forma   Pro Forma
                                    Gold   Yanacocha Adjustments Consolidated
                                  -------- --------- ----------- ------------
Sales and other income
  Sales                           $261,424 $ 83,097                $344,521
  Dividends, interest and
    other                            8,165      416                   8,581
                                  -------- --------  ---------     --------
                                   269,589   83,513                 353,102
                                  -------- --------  ---------     --------

Costs and expenses
  Costs applicable to sales        156,963   23,918  $   (632)(A)
                                                         (263)(B)
                                                         (161)(D)   179,825
  Depreciation, depletion
    and amortization                48,722    5,512     3,319 (C)    57,553
  Exploration and research          19,346    6,385                  25,731
  General and administrative        16,309     -          263 (B)    16,572
  Interest, net                     12,998    1,164                  14,162
  Other                              3,324      576                   3,900
                                  -------- --------  --------      --------
                                   257,662   37,555     2,526       297,743
                                  -------- --------  --------      --------

Income before equity income
  (loss) and income taxes           11,927   45,958    (2,526)       55,359

Equity in income (loss) of
  affiliated companies              11,045     -      (12,224)(E)
                                                         (161)(D)
                                                         (632)(A)    (1,972)
                                  -------- --------  --------      --------

Pre-tax income                      22,972   45,958   (15,543)       53,387

Income tax (provision) benefit       2,734  (13,788)     (153)(F)   (11,207)
Minority interest in income of
  Minera Yanacocha                             -      (15,651)(G)   (15,651)
                                  -------- --------  --------      --------
Net income                        $ 25,706 $ 32,170  $(31,347)     $ 26,529
                                  ======== ========  ========      ========

Income per common share           $   0.15                         $   0.16
                                  ========                         ========

Weighted average number of
  shares of common stock
  and common stock equivalents
  outstanding                      166,805                          166,805
                                  ========                         ========



(A) To eliminate royalties paid by Minera Yanacocha to a subsidiary NGC.
(B) To eliminate management fees paid by Minera Yanacocha to a subsidiary of NGC.
(C) Estimated additional amortization of excess purchase price over net assets acquired.
(D) Reclassification of the Company's share (38%) of management fees charged to Minera Yanacocha.
(E) Elimination of equity income recognized for Minera Yanacocha to reflect consolidation.
(F) Additional adjustment to taxes required for consolidation of Minera
    Yanacocha.
(G) Minority interest (48.65%) in income of Minera Yanacocha.

                  NEWMONT GOLD COMPANY AND MINERA YANACOCHA

             PRO FORMA CONSOLIDATED INCOME STATEMENT - UNAUDITED
                      (In thousands, except per share)
                     FOR SIX MONTHS ENDED JUNE 30, 1996

                                  Newmont    Minera   Pro Forma   Pro Forma
                                    Gold   Yanacocha Adjustments Consolidated
                                  -------- --------- ----------- ------------
Sales and other income
  Sales                           $498,048 $154,676                $652,724
  Dividends, interest and
    other                           16,070    1,010                  17,080
                                  -------- --------  --------      --------
                                   514,118  155,686                 669,804
                                  -------- --------  --------      --------

Costs and expenses
  Costs applicable to sales        297,301   44,708  $ (1,142)(A)
                                                         (495)(B)
                                                         (287)(D)   340,085
  Depreciation, depletion
    and amortization                96,600   12,437     6,397 (C)   115,434
  Exploration and research          36,578    8,133                  44,711
  General and administrative        32,811     -          495 (B)    33,306
  Interest, net                     26,346    2,464                  28,810
  Other                              7,053      452                   7,505
                                  -------- --------  --------      --------
                                   496,689   68,194     4,968       569,851
                                  -------- --------  --------      --------

Income before equity income
  (loss) and income taxes           17,429   87,492    (4,968)       99,953

Equity in income (loss) of
  affiliated companies              22,577     -      (23,115)(E)
                                                         (287)(D)
                                                       (1,142)(A)    (1,967)
                                  -------- --------  --------      --------

Pre-tax income                      40,006   87,492   (29,512)       97,986

Income tax (provision) benefit       2,061  (26,662)     (292)(F)   (24,893)
Minority interest in income of
  Minera Yanacocha                             -      (29,594)(G)   (29,594)
                                  -------- --------  --------      --------
Net income                        $ 42,067 $ 60,830  $(59,398)     $ 43,499
                                  ======== ========  ========      ========

Income per common share           $   0.25                         $   0.26
                                  ========                         ========

Weighted average number of
  shares of common stock
  and common stock equivalents
  outstanding                      165,981                          165,981
                                  ========                         ========


(A) To eliminate royalties paid by Minera Yanacocha to a subsidiary of NGC.
(B) To eliminate management fees paid by Minera Yanacocha to a subsidiary of NGC.
(C) Estimated additional amortization of excess purchase price over net assets acquired.
(D) Reclassification of the Company's share (38%) of management fees charged to Minera Yanacocha.
(E) Elimination of equity income recognized for Minera Yanacocha to reflect consolidation.
(F) Additional adjustment to taxes required for consolidation of Minera
    Yanacocha.
(G) Minority interest (48.65%) in income of Minera Yanacocha.

                  NEWMONT GOLD COMPANY AND MINERA YANACOCHA

         PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                               (In thousands)
                              DECEMBER 31, 1996


                                 Newmont    Minera    Pro Forma    Pro Forma
                                  Gold    Yanacocha  Adjustments  Consolidated
                               ---------- ---------  -----------  ------------
Assets
  Cash and cash equivalents    $  227,053 $ 40,705                $   267,758
  Inventories                     279,315   15,661                    294,976
  Other                            94,620   28,848                    123,468
                               ---------- --------   --------     -----------
       Current assets             600,988   85,214                    686,202
                               ---------- --------                -----------

  Property, plant and mine
    development, net            2,391,872  106,308   $  53,368 (A)
                                                       (14,445)(B)
                                                       (41,115)(C)  2,495,988
  Other long-term assets          289,270    1,887      (2,843)(A)    288,314
                               ---------- --------   ---------     ----------
       Total assets            $3,282,130 $193,409   $  (5,035)    $3,470,504
                               ========== ========   =========     ==========

Liabilities
  Short-term debt and current
    portion of long-term debt  $   65,231 $ 14,256                 $   79,487
  Other current liabilities       213,028   31,190   $  50,525 (A)    294,743
                               ---------- --------   ---------     ----------
       Current liabilities        278,259   45,446      50,525        374,230

  Long-term debt                1,039,875   24,244                  1,064,119
  Other long-term liabilities     297,035   15,520                    312,555
                               ---------- --------   ---------     ----------
       Total liabilities        1,615,169   85,210      50,525      1,750,904
                               ---------- --------   ---------     ----------

Minority interest in Minera
  Yanacocha                                   -         52,639 (D)     52,639
                               ---------- --------   ---------     ----------

Stockholders' Equity            1,666,961  108,199     (14,445)(B)
                                                       (41,115)(C)
                                                       (52,639)(D)  1,666,961
                               ----------  -------   ---------     ----------
       Total liabilities
          and stockholders'
          equity               $3,282,130  $193,409  $  (5,035)    $3,470,504
                               ==========  ========  =========     ==========


(A) To record acquisition of additional 13.35% interest.
(B) Elimination of 13.35% of Minera Yanacocha's net book value.
(C) Elimination of the Company's investment in Minera Yanacocha to reflect consolidation.
(D) To reflect minority interest in Minera Yanacocha.

   Prior to January 1, 1997, the carrying value of the Company's 38% equity investment in Minera Yanacocha was included in Other long-term assets and the Company's 38% share of earnings was included in Equity in income (loss) of affiliated companies.

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
                                                          ========


   In addition, in connection with the Minera Yanacocha acquisition described above, the Company recorded $37.6 million in Property, plant and mine development for the excess of the purchase price of the additional interest over the net book value of such interest. The Company has recorded a $59.1 million liability for the purchase price of the additional interest.

(5) Batu Hijau Project

    In July 1996, the Company and Sumitomo Corporation ("Sumitomo") entered into a definitive partnership agreement to develop and operate the Batu Hijau copper/gold deposit in Indonesia. The agreement was finalized in May 1997 upon the Indonesian government's approval of Sumitomo's participation in the project. Under the terms of the agreement with Sumitomo, the Company contributed its interest in the company that owns the project and Sumitomo will contribute an agreed upon amount of cash, expected to be approximately $238 million of which $164 million has been contributed as of June 30, 1997. Under this agreement, the Company has retained a 45% interest in the company that owns the project, Sumitomo holds a 35% interest in such company, and an unrelated Indonesian company owns the remaining 20%.

    The estimated cost for development of the open pit mine, mill, and infrastructure including employee housing, a port, electrical generation facilities, interest during construction, cost escalations and working capital is expected to approximate $1.9 billion. Financing was signed in July 1997, which subject to satisfaction of certain conditions, will fund $1.0 billion of the project costs, with the remaining $0.9 billion to be provided by the Company and Sumitomo. The financing, which is guaranteed by the Company and Sumitomo, 56.25% and 43.75%, respectively, until project completion tests are met, will be non-recourse to the Company thereafter (except with respect to a $125 million support facility that the Company and Sumitomo have agreed to provide) includes commitments from three export credit agencies with participation of commercial banks. Repayment will be amortized over a 13-year period beginning six months after project completion, and bears interest at blended fixed and floating rates.

    As a result of the contemplated ownership structure, the Company began accounting for its investment in Batu Hijau as an equity investment effective July 1996. The Company's investment at June 30, 1997, which is included in Other long-term assets, was $45.9 million.


(6) Earnings per Share

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997 and requires retroactive restatement of prior period earnings per share. The statement replaces the "primary earnings per share" calculation with a "basic earnings per share" and redefines the "dilutive earnings per share" computation. Adoption of the statement is not expected to have any effect on the Company's reported income per common share.


(7) Commodity Instruments

    The Company has entered into gold loans, forward sales contracts and purchased put and written call options to protect the selling price for certain anticipated gold production. Gains and losses realized on such instruments, as well as any cost or revenue associated therewith, are recognized in sales when the related gold is produced. Included in Dividends, interest and other income for the six months ended June 30, 1997 was $23.6 million ($15.3 million net of tax) relating to the close-out of put and call option contracts. Put and call options, when exercisable at contract maturity date, were planned for conversion into spot deferred forward contracts, however, due to the early close-out of such contracts, the related income received was recognized as other income in the period received.

    Subsequent to June 30, 1997, the Company purchased approximately 1.1 million ounces of gold ranging from $329 per ounce to $343 per ounce, to offset Santa Fe hedge positions ranging from $412 per ounce to $436 per ounce. The gain from this transaction will be recorded as the gold is produced over the next twelve months.


(8) Contingencies

Environmental Obligations

    Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. At June 30, 1997 and December 31, 1996, $41.6 million and $32.2 million, respectively, were accrued for reclamation and remediation costs relating to currently producing mineral properties.

    In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company's best estimate of its liability for these matters, $45.4 million and $49.8 million were accrued for such obligations at June 30, 1997 and December 31, 1996, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 100% greater or 40% lower than the amount accrued at June 30, 1997. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to other expense in the period estimates are revised.

    Details about certain of the more significant sites involved are discussed below.

Idarado Mining Company ("Idarado") - 80.1% owned by NGC

    In July 1992, NMC and Idarado signed a consent decree with the State of Colorado ("State") which was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally referred to as the "Superfund Act." Idarado settled natural resources damages and past and future response costs and provided habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified remediation work at its former mining site in the Telluride/Ouray area of Colorado. The Company expects to complete the remediation work at this property by the end of 1997. If the remediation work does not meet specific technical criteria specified in the consent decree, the State and court have reserved the right to require Idarado to perform other remediation work. Idarado and the Company have obtained a $16.3 million letter of credit to secure their obligations under the consent decree.

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

    The parties have entered into a consent decree with respect to Phase II which apportions liabilities and responsibilities for selected portions of the site among the various parties. The EPA has approved remedial actions for selected components of Resurrection's portion of the site, which were initiated in 1995. However, the EPA has not yet selected the final remedy for the site. Accordingly, the Company cannot yet determine the full extent or cost of its share of the remedial action which will be required under Phase II. The government agencies may also seek to recover for damages to natural resources.

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

Advanced Royalty

    In a 1993 asset exchange transaction, a wholly-owned subsidiary of Santa Fe, transferred a coal lease with Chaco Energy Company ("Chaco") to Hanson Natural Resources Company ("HNRC") with respect to which the subsidiary had collected $484.0 million in advance royalty payments. The lease provides for HNRC to collect another $390.0 million from 1994 through 2018 from Chaco. In the event of a title failure as stated in the lease, this subsidiary has a primary obligation to refund the advance royalty payments previously collected and has a secondary obligation as assignor to HNRC to refund any of the $390.0 million HNRC collects if HNRC fails to meet its refund obligation to Chaco.
The subsidiary has an indemnity agreement with HNRC for the latter amounts.
The Company has no direct liability to Chaco under the coal lease. The subsidiary has title insurance on the leased coal deposits in the amount of $240.0 million covering the secondary obligation. The Company and the subsidiary regard the circumstances entitling Chaco to a refund as remote. The Company has agreed with Chaco to maintain the subsidiary's net worth at $108.0 million until July 1, 2025.


(9) Supplementary Data

    The ratio of earnings to fixed charges for the six months ended June 30, 1997 was 1.03. The Company guarantees certain third party debt which had total interest obligations of $0.6 million for the six months ended June 30, 1997. The Company and NMC have not been required to pay any interest on these obligations in the past, nor does the Company expect to have to pay any amounts with respect to such debt in the future. Therefore, such amounts have not been included in the ratio of earnings to fixed charges.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

    The following discussion summarizes the results of operations of Newmont Gold Company ("NGC") and its subsidiaries (collectively, the "Company") for the quarters and six months ended June 30, 1997 and 1996 and changes in its financial condition from December 31, 1996. As further discussed in Note 2 of
Item 1, the consolidated financial statements have been restated for all periods presented to reflect the merger with Santa Fe Pacific Gold Corporation ("Santa Fe") as a pooling of interests. Newmont Mining Corporation ("NMC") owns approximately 94% of NGC's common stock. All of NMC's operations are held through NGC. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Company's and Santa Fe's respective 1996 Annual Reports on Form 10-K.

RESULTS OF OPERATIONS

    As discussed in Note 4 of Item 1, in February 1997, the Company's interest in Minera Yanacocha S.A. ("Minera Yanacocha") increased from 38% to 51.35%. Therefore, the operations of Minera Yanacocha have been consolidated in 1997. In 1996 Minera Yanacocha was accounted for under the equity method. The variances that result from this change in treatment are included in the discussion below.

    The Company recorded a net loss of $69.0 million, or $0.41 per share, and $14.3 million, or $0.09 per share, in the quarter and six months ended June 30, 1997 compared with net income of $25.7 million, or $0.15 per share and $42.1 million, or $0.25 per share, in the respective 1996 periods. The six months ended June 30, 1997 included $23.6 million ($15.3 million net of tax) of income on the close-out of put and call option contracts and $157.7 million ($116.5 million net of tax) of expenses associated with the Santa Fe merger and the write-off of certain Santa Fe assets that do not meet the Company's valuation criteria. Excluding the income on the close-out of option contracts and merger-related expenses the Company earned $47.5 million, or $0.29 per share, and $86.9 million, or $0.52 per share, in the quarter and six months ended June 30, 1997. These increases compared to 1996 were primarily attributable to equity gold production increasing to 1,028,600 ounces and 1,875,800 ounces in the quarter and six months ended June 30, 1997 from 744,600 ounces and 1,397,700 ounces in the respective 1996 periods and a $28 and $27 decrease in cash costs per equity ounce of gold sold from the respective quarter and six months ended June 30, 1996.

    Consolidated sales revenue was $421.8 million and $776.8 million for the three and six months ended June 30, 1997 compared to $261.4 million and $498.0 million for the respective 1996 periods. Consolidated sales revenue increased primarily from gold production of 1,153,600 ounces and 2,121,600 ounces in the quarter and six months ended June 30, 1997, compared to 663,400 ounces and 1,248,700 ounces in the respective 1996 periods. Consolidated sales revenue in 1997 included sales of 257,000 ounces ($88.1 million) for the second quarter and 485,200 ounces ($167.2 million) for the first six months from Minera Yanacocha. Consolidated sales revenue in 1996 does not include the Company's share of Minera Yanacocha since it was accounted for under the equity method. The average gold price received per ounce on the Company's consolidated production was $366 and $367 in the quarter and six months ended June 30, 1997 compared to an average gold price per ounce of $397 and $400 for the respective 1996 periods. On an equity basis, the Company's average gold price received per ounce was $368 and $370 in the quarter and six months ended June 30, 1997 compared to $396 and $400 per ounce for the respective 1996 periods. The average gold price realized for the quarter and six months ended June 30, 1997 was approximately $26 per ounce and $24 per ounce higher than market prices due to gold price hedging contracts. Subsequent to June 30, 1997, the Company purchased approximately 1.1 million ounces of gold at $329 per ounce to offset Santa Fe hedge positions at $420 per ounce. The gain on this transaction will be recorded as the gold is produced over the next twelve months. The profitability of the Company's operations is significantly affected by the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors beyond the Company's control.

    The effects of the changes in the average gold price received and the consolidated production levels on sales revenue between the June 30, 1997 and 1996 periods are reflected in the following table (in thousands):


                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                      ------------------   ----------------
     Increase (decrease) in
       sales revenue due to:
         Production                       $184,037            $327,724
         Average gold price received       (23,701)            (48,957)
                                          --------             -------
                                           160,336            $278,767
                                          ========             =======


    Dividends, interest and other income were $5.7 million and $39.9 million for the three and six months ended June 30, 1997 compared to $8.2 million and $16.1 million for the respective 1996 periods. Dividends, interest and other income for the six months ended June 30, 1997 included $23.6 million from the close-out of put and call option contracts and $5.1 million from the sale of a uranium property. Put and call options contracts, when exercisable at contract maturity date, were planned for conversion into spot deferred forward contracts, however, due to the early close-out of such contracts, the related income received was recognized as other income in the period received. In the three and six months ended June 30, 1996 the Company received $3.1 million in business interruption insurance proceeds relating to the refractory ore treatment plant at the Nevada operations.

    Costs applicable to sales were $211.7 million and $395.7 million for the quarter and six months ended June 30, 1997 compared to $157.0 million and $297.3 million for the quarter and six months ended June 30, 1996. The increase in costs applicable to sales in 1997 was due primarily to the consolidation of Minera Yanacocha ($25.4 million and $50.7 million for the three and six months ended June 30, 1997), as well as the costs associated with Minahasa, an Indonesian project that commenced operations in April 1996, and increased production from the Company's Nevada operations.

    The Company's costs applicable to sales per ounce of gold sold were as follows for the quarters and six months ended June 30, 1997 and 1996:


                                    For Three Months     Ended June 30,
                                  ----------------------------------------
                                     Consolidated          Per Equity
                                  Ounce of Production  Ounce of Production
                                  -------------------  -------------------
                                     1997     1996        1997     1996
                                     ----     ----        ----     ----

Cash operating costs                 $177     $225        $188     $211
Royalties                               4       12           3       10
Other cash costs                        2        0           2        0
                                     ----     ----        ----     ----
   Total cash costs                   183      237         193      221
Other                                   2        2           2        2
   Total costs applicable to sales   $185     $239        $195     $223
                                     ====     ====        ====     ====


                                    For Six Months       Ended June 30,
                                  ----------------------------------------
                                     Consolidated          Per Equity
                                  Ounce of Production  Ounce of Production
                                  -------------------  -------------------
                                     1997     1996        1997     1996
                                     ----     ----        ----     ----

Cash operating costs                 $178     $223        $188     $209
Royalties                               5       13           5       12
Other cash costs                        2        1           2        1
                                     ----     ----        ----     ----
   Total cash costs                   185      237         195      222
Other                                   2        2           2        2
                                     ----     ----        ----     ----
   Total costs applicable to sales   $187     $239        $197     $224
                                     ====     ====        ====     ====

    The above 1996 consolidated amounts do not take into account the Company's interest in Minera Yanacocha because it was accounted for on the equity basis. The decrease in consolidated per ounce costs between years was the result of the inclusion of Minera Yanacocha in the consolidated results as well as decreases in costs incurred at the Nevada operations and the international operations. On an equity basis, the decrease in per ounce costs was attributable to decreases in costs at the Nevada operations as well as the impact of the additional interest in Minera Yanacocha.

    Depreciation, depletion and amortization ("DD&A") was $66.1 million and $126.6 million in the quarter and six months ended June 30, 1997 compared to $48.7 million and $96.6 million in the respective 1996 periods. The increases of $17.4 million and $30.0 million, respectively, were primarily due to the consolidation of Minera Yanacocha ($8.4 million and $16.5 million), the commencement of operations at the Minahasa project in April 1996 and the start-up of new processing facilities at the Nevada operations.

    Following are mine operation results from the Company's primary operating areas.

NEVADA

    The Company's primary North American operations are located in the Carlin Region, hereafter referred to as "Carlin" and in the Winnemucca Region, hereafter referred to as "Winnemucca", collectively referred to as "Nevada". Nevada's gold production increased to 723,000 ounces and 1,312,500 ounces in the quarter and six months ended June 30, 1997, respectively, from 543,100 ounces and 1,048,100 ounces in the corresponding 1996 periods primarily due to improved production rates and ore grades at existing Carlin facilities, increased production related to the start-up of a new mill and autoclave at Winnemucca and improved recoveries from leach operations. Further production increases are expected in late 1997 upon completion of a second autoclave at Winnemucca. Sales were $265.8 million and $482.6 million in the quarter and six months ended June 30, 1997 compared to $214.4 million and $418.4 million in the quarter and six months ended June 30, 1996. The net increase in sales was attributable to the increase in ounces produced partially offset by a reduction in the average gold price per ounce received.

    Costs applicable to sales were $150.9 million and $277.2 million in the quarter and six months ended June 30, 1997 compared to $131.2 million and $253.1 million for the quarter and six months ended June 30, 1996. The increase was primarily due to an increase in Nevada production partially offset by a reduction in the amount of royalty-burdened ore produced.

    The following table reflects Nevada's costs applicable to sales per ounce of gold sold for the respective periods:

                                      For the Three Months Ended June 30,
                                      -----------------------------------
                                              1997         1996
                                              ----         ----
     Cash operating costs                     $202         $226
     Royalties                                   7           14
     Other cash costs                            3            0
                                              ----         ----
          Total cash costs                     212          240
     Other                                       2            2
                                              ----         ----
          Total costs applicable to sales     $214         $242
                                              ====         ====

                                      For the Six Months Ended June 30,
                                      ---------------------------------
                                              1997         1996
                                              ----         ----

     Cash operating costs                     $202         $222
     Royalties                                   7           17
     Other cash costs                            3            2
                                              ----         ----
          Total cash costs                     212          241
     Other                                       2            2
                                              ----         ----
          Total costs applicable to sales     $214         $243
                                              ====         ====


The decrease in cash operating costs per ounce was primarily due to the increase in production resulting from higher ore grades and recoveries. In the period ended June 30, 1996 the refractory ore treatment plant at Carlin did not operate at optimal capacity due to repairs and maintenance.

    DD&A increased to $40.8 million and $77.9 million in the quarter and six months ended June 30, 1997 from $37.7 million and $75.6 million in the corresponding periods in 1996. This increase was primarily due to the start-up of new processing facilities at Winnemucca and increased production partially offset by lengthening estimated useful lives of certain assets as a result of the addition of refractory ore reserves.


    The Company is assessing the most economical way to access high-grade ore, at the Betze Post pit, that has been affected by a pit wall slide. No impact on 1997 costs or production is expected. However, some production scheduled for 1998 and 1999 will be deferred.

CALIFORNIA

    The Company operates a heap leach mine at the Mesquite mine in Imperial County in southern California. Mesquite's gold production increased to 66,000 ounces and 122,600 ounces in the quarter and six months ended June 30, 1997, respectively, from 51,300 and 105,900 in the corresponding 1996 periods. Mesquite production has benefited from significantly increased recoveries as the average grade of ore placed on leach pads has decreased. Sales were $27.4 million and $50.7 million in the quarter and six months ended June 30, 1997, respectively, compared to $21.2 million and $43.5 million in the corresponding 1996 period. The net increase in sales was attributable to the increase in ounces produced partially offset by a reduction in the average gold price per ounce received.

    Costs applicable to sales were $15.3 million and $28.3 million in the quarter and six months ended June 30, 1997, respectively, compared to $12.9 million and $25.6 million in the corresponding 1996 periods. The increase in costs applicable to sales was due to an increase in production, however, costs applicable to sales per ounce of gold sold have decreased primarily because of these higher production levels.

    The following table reflects Mesquite' costs applicable to sales per ounce of gold sold for the respective periods:

                                      For the Three Months Ended June 30,
                                      -----------------------------------
                                              1997         1996
                                              ----         ----
     Cash operating costs                     $228         $250
     Royalties                                   0            0
     Other cash costs                            0            0
                                              ----         ----
          Total cash costs                     228          250
     Other                                       3            2
                                              ----         ----
          Total costs applicable to sales     $231         $252
                                              ====         ====


                                      For the Six Months Ended June 30,
                                      ---------------------------------
                                              1997         1996
                                              ----         ----

     Cash operating costs                     $228         $239
     Royalties                                   0            0
     Other cash costs                            0            0
                                              ----         ----
          Total cash costs                     228          239
     Other                                       3            3
                                              ----         ----
          Total costs applicable to sales     $231         $242
                                              ====         ====


    DD&A increased to $6.3 million and $12.7 million in the quarter and six months ended June 30, 1997, respectively, from $4.9 million and $10.6 million in the corresponding 1996 periods. The increase was attributable to equipment purchased in 1996 and 1997.

ZARAFSHAN-NEWMONT

    Zarafshan-Newmont Joint Venture ("Zarafshan-Newmont"), is a 50% - 50% joint venture between a subsidiary of the Company and two Uzbekistan governmental entities which began production in September 1995. The Company accounts for Zarafshan-Newmont on a proportional consolidation basis. Zarafshan-Newmont's gold production increased to 117,700 ounces (58,800 equity ounces) and 227,100 ounces (113,500 equity ounces) in the quarter and six months ended June 30, 1997 from 84,300 ounces (42,100 equity ounces) and 135,700 ounces (67,800 equity ounces) in the corresponding 1996 periods primarily due to operational improvements that were made to the plant throughout 1996 and 1997. In 1997 the plant reached and sustained design capacity. Sales attributable to the Company's interest were $19.9 million and $38.7 million in the quarter and six months ended June 30, 1997 compared to $16.2 million and $26.5 million in the corresponding 1996 periods. The net increase in sales was due to an increase in ounces produced partially offset by a reduction in the average gold price per ounce received.

    Costs applicable to sales attributable to the Company's interest were $12.0 million and $24.0 million in the quarter and six months ended June 30, 1997 compared to $8.5 million and $14.2 million for the corresponding 1996 periods. The increase was primarily due to the increase in production. The following table reflects Zarafshan-Newmont's costs applicable to sales per ounce of gold sold:

                                      For the Three Months Ended June 30,
                                      -----------------------------------
                                              1997         1996
                                              ----         ----

     Cash operating costs                     $204         $200
     Other cash costs                            0            0
                                              ----         ----
          Total cash costs                     204          200
     Other                                       1            1
                                              ----         ----
          Total costs applicable to sales     $205         $201
                                              ====         ====


                                      For the Six Months Ended June 30,
                                      ---------------------------------
                                              1997         1996
                                              ----         ----

     Cash operating costs                     $211         $209
     Other cash costs                            0            0
                                              ----         ----
          Total cash costs                     211          209
     Other                                       1            1
                                              ----         ----
          Total costs applicable to sales     $212         $210
                                              ====         ====


    The net increase in total cash costs per ounce is due to a reduction in the estimated gold recovery rate partially offset by the increase in production.

    DD&A attributable to the Company's interest was $3.1 million and $6.1 million for the quarter and six months ended June 30, 1997 compared to $2.5 million and $5.4 million in the quarter and six months ended June 30, 1996.

MINERA YANACOCHA

    Minera Yanacocha's production for the quarter and six months ended June 30, 1997 totaled 257,000 ounces (132,000 equity ounces) and 485,200 ounces (239,400 equity ounces). In the quarter and six months ended June 30, 1996 Minera Yanacocha produced 213,700 total ounces (81,200 equity ounces) and 391,900 total ounces (149,000 equity ounces). The increased production was due primarily to higher ore tons mined and recovery rates. The Company expects Minera Yanacocha's production in 1997 to be approximately 1 million ounces. Sales were $88.1 million and $167.2 million in the quarter and six months ended June 30, 1997 compared to $83.1 million and $154.7 million in the quarter and six months ended June 30, 1996. The net increase in sales was due to an increase in ounces produced partially offset by a decrease in the average gold price per ounce received. The Company reflected 1996 production in Equity in income (loss) of affiliated companies in the 1996 periods.

    Costs applicable to sales were $25.4 million and $50.7 million for the quarter and six months ended June 30, 1997 compared to $23.9 million and $44.7 million for the corresponding 1996 periods (which were included in equity income in 1996). Costs increased primarily as a result of the increased production; however, the increase in production has resulted in a decrease in the cost applicable to sales on a per ounce basis. The following table reflects Minera Yanacocha's costs applicable to sales per ounce of gold sold:

                                     For the Three Months Ended June 30,
                                     -----------------------------------
                                              1997         1996
                                              ----         ----

           Cash operating costs                $ 90         $ 96
           Royalties                             11           13
           Other cash costs                       0            0
                                               ----         ----
             Total cash costs                   101          109
           Other                                  3            3
                                               ----         ----
             Total costs applicable to sales   $104         $112
                                               ====         ====

                                     For the Six Months Ended June 30,
                                     --------------------------------
                                               1997         1996
                                               ----         ----

           Cash operating costs                $ 95         $ 99
           Royalties                             11           12
           Other cash costs                       0            0
                                               ----         ----
             Total cash costs                   106          111
           Other                                  3            3
                                               ----         ----
             Total costs applicable to sales   $109         $114
                                               ====         ====


    DD&A increased to $8.4 million and $16.5 million in the quarter and six months ended June 30, 1997 from $5.5 million and $12.4 million in the quarter and six months ended June 30, 1996, which the Company reflected in Equity in income of affiliated companies in the 1996 periods. The increase was primarily due to amortization and depreciation on property, plant and mine development costs placed in service in 1996 and 1997.

MINAHASA

    The Company began commercial production at the Minahasa property in Indonesia in April 1996. Minahasa's gold production in the second quarter of 1997 was 48,800 ounces compared to 21,200 ounces in 1996. Gold production in the six months ended June 30, 1997 totaled 87,800 ounces. In addition, 5,700 ounces were produced in the first six months of 1996, before commercial operations commenced, that are not included in the 1996 gold production, and the revenue from these ounces was credited against capitalized costs of the project. Better than expected start-up of the refractory ore treatment plant in 1997 and greater than expected availability of oxide ore has resulted in an increase in expected total production for 1997 to at least 180,000 ounces. Sales were $20.6 million and $37.6 million for the quarter and six months ended June 30, 1997 compared to $9.6 million for the 1996 quarter. The average gold price per ounce received was $423 and $429 for the quarter and six months ended June 30, 1997, which were higher than market prices due to gold price hedging contracts for approximately 10,400 ounces per month at an average price of $454 per ounce.

    Costs applicable to sales were $8.1 million and 15.5 million for the quarter and six months ended June 30, 1997, respectively, compared to $4.4 million in the three months ended June 30, 1996.

    The following table reflects Minahasa's costs applicable to sales per ounce of gold sold:

                                     For the Three Months Ended June 30,
                                     -----------------------------------
                                              1997         1996
                                              ----         ----

     Cash operating costs                     $177         $194
     Royalties                                   5           10
     Other cash costs                            0            0
                                              ----         ----
          Total cash costs                     182          204
     Other                                       2            3
                                              ----         ----
          Total costs applicable to sales     $184         $207
                                              ====         ====

                                      For the Six Months Ended June 30,
                                      ---------------------------------
                                              1997         1996
                                              ----         ----

     Cash operating costs                     $181         $194
     Royalties                                   5           10
     Other cash costs                            0            0
                                              ----         ----
          Total cash costs                     186          204
     Other                                       2            3
                                              ----         ----
          Total costs applicable to sales     $188         $207
                                              ====         ====


    The increase in costs applicable to sales and the decrease in costs applicable to sales per ounce of gold sold resulted from a full six months of production in 1997.

    Total cash costs per ounce for 1997 are expected to be approximately 15% lower than the $224 expended in 1996 due to additional ounces produced in 1997 and increased operating efficiencies.

    DD&A was $3.7 million and $7.2 million for the quarter and six months ended June 30, 1997, respectively, compared to $2.2 million in the quarter ended June 30, 1996.

OTHER

    Following is a discussion of certain other consolidated expenses of the Company.

    Exploration and research expense increased to $26.3 million and $48.4 million in the quarter and six months ended June 30, 1997 from $19.3 million and $36.6 million in the corresponding 1996 periods, primarily due to the consolidation in 1997 of Minera Yanacocha ($3.7 million and $5.6 million, respectively) and increased activities in South America and Central Asia (including Uzbekistan, Kazakhstan and the Kyrgyz Republic).

Exploration and research expense by geographic location was as follows:

                                     For the Three Months Ended June 30,
                                     -----------------------------------
                                              1997           1996
                                            -------        -------
                                               (in thousands)

     United States                          $ 9,777        $ 9,579
     South America                            7,822          2,327
     Central Asia                             2,623          1,064
     Southeast Asia                           3,906          3,709
     Other                                    2,186          2,667
                                            -------        -------
                                            $26,314        $19,346
                                            =======        =======

                                      For the Six Months Ended June 30,
                                      ---------------------------------
                                               1997          1996
                                             -------       -------
                                                 (in thousands)

     United States                           $20,766       $18,717
     South America                            11,488         4,849
     Central Asia                              4,792         1,843
     Southeast Asia                            7,713         6,672
     Other                                     3,638         4,497
                                             -------       -------
                                             $48,397       $36,578
                                             =======       =======

    Interest expense, net of amounts capitalized, increased to $19.7 million and $38.9 million in the quarter and six months ended June 30, 1997 from $13.0 million and $26.3 million in the corresponding 1996 periods, respectively. The increase was primarily due to the consolidation of Minera Yanacocha in 1997 and a reduction in the amount of interest capitalized on certain Winnemucca projects placed in service during 1997.

    Income tax benefits of $28.8 million and $15.4 million were recorded for the quarter and six months ended June 30, 1997 compared to benefits of $2.7 million and $2.1 million in the quarter and six months ended June 30, 1996. The increase in tax benefit for 1997 was primarily due to costs and related write-offs from the Santa Fe merger, as partially offset by consolidation of Minera Yanacocha (previously accounted for on an equity basis).

LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended June 30, 1997 the Company's cash outlays included $186.5 million for capital expenditures and $33.2 million for dividend payments. Capital expenditures included approximately $117.5 million on projects at the Nevada operations, which were primarily associated with processing equipment capitalized mining costs and underground development. In addition, $43.2 million, $12.9 million and $5.7 million was spent by the Company on minesite development at Minera Yanacocha, Minahasa and
Zarafshan-Newmont, respectively.   These expenditures were funded from
operating cash flows existing cash balances and net borrowings of $57.0 million. The Company used $102.8 million during 1997 for inventory increases, which principally resulted from stockpiling ore at the Nevada operations. Net borrowings during the six months ended June 30, 1997 included $250.0 million of drawdowns under a new $1.0 billion revolving credit facility which replaced separate facilities held by the Company and Santa Fe. Minera Yanacocha also closed and received proceeds on a $100.0 million Rule 144A financing which will be used to finance capital expansion and operating needs at Minera Yanacocha.

    Cash on hand, operating cash flow, short-term and long-term borrowings will be used to fund the Company's capital expenditures and other cash requirements for 1997.

    Other than the inventory increases previously discussed, the significant changes in the balance sheet from December 31, 1996 to June 30, 1997 were primarily the result of the consolidation of Minera Yanacocha. See Note 4 of
Item 1 for a pro forma balance sheet of the Company consolidating Minera Yanacocha as of December 31, 1996. As discussed in such note, Minera Yanacocha is consolidated in 1997 as the result of a favorable Peruvian Superior Court ruling in February 1997, which confirmed that the Company was entitled to increase its interest in Minera Yanacocha from 38% to 51.35%. Opposing parties have filed a request for review of the decision by the Superior Court of Peru. Peruvian counsel has advised the Company that decisions of the Superior Court can be modified by the Supreme Court only in very limited instances and that it is not likely that any further review will be granted.

BATU HIJAU

    As discussed in Note 5 of Item 1, in July 1996, the Company and Sumitomo Corporation ("Sumitomo") entered into a definitive partnership agreement to develop and operate the Batu Hijau copper/gold deposit in Indonesia.

    The estimated cost for development of the open pit mine, mill, and infrastructure including employee housing, a port, electrical generation facilities, interest during construction, cost escalations and working capital is expected to approximate $1.9 billion. Financing was signed in July 1997, which subject to satisfaction of certain conditions, will fund $1.0 billion of the project costs, with the remaining $0.9 billion to be provided by the Company and Sumitomo. The financing, which is guaranteed by the Company and Sumitomo, 56.25% and 43.75%, respectively, until project completion tests are met, will be non-recourse to the Company thereafter, (except with respect to a $125 million support facility that the Company and Sumitomo have agreed to provide) includes commitments from three export credit agencies with participation of commercial banks. Repayment will be amortized over a 13-year period beginning six months after project completion, and bears interest at blended fixed and floating rates.

    Under the terms of the agreement with Sumitomo, the Company contributed its interest in the company that owns the project and Sumitomo will contribute an agreed upon amount of cash, expected to be approximately $238 million, of which $164 million has been contributed as of June 30, 1997. Under this agreement, the Company will retain a 45% interest in the company that owns the project, Sumitomo holds a 35% interest, and an unrelated Indonesian company owns the remaining 20%. The source of the Company's future contributions will be operating cash flow, bank credit lines or other third party financing as needed.

    As a result of the contemplated ownership structure, the Company began accounting for its investment in Batu Hijau as an equity investment effective July 1996. The Company's investment at June 30, 1997, which is included in other long-term assets, was $45.9 million.

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

    For a more detailed discussion of the foregoing risks and uncertainties as well as other risks and uncertainties affecting the Company and its operations, see "Forward-Looking Statements" contained in Item 1 of the Company's and Santa Fe's Annual Reports on Form 10-K for the fiscal year ended December 31, 1996, as well as other filings made by the Company from time to time with the Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements set forth in this discussion, whether as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

    Registrant's annual meeting of stockholders was held on May 5, 1997.

    All twelve directors nominated to serve as directors of Registrant were elected. The vote was as follows:

                                                                                              Broker
Nominee                  For                Withheld                Abstentions              Non-Votes
-------                  ---                --------                -----------              ---------
R.I.J. Agnew         105,660,656             20,930                       0                      0
J. P. Bolduc         105,660,406             21,180                       0                      0
R. C. Cambre         105,661,956             19,630                       0                      0
J. P. Flannery       105,656,556             25,030                       0                      0
L. I. Higdon         105,660,406             21,180                       0                      0
T. A. Holmes         105,660,656             20,930                       0                      0
R. A. Plumbridge     105,660,756             20,830                       0                      0
R. H. Quenon         105,660,656             20,930                       0                      0
M. A. Qureshi        105,655,906             25,680                       0                      0
M. K. Reilly         105,661,756             19,830                       0                      0
J. V. Taranik        105,660,606             20,980                       0                      0
W.I.M. Turner, Jr.   105,661,706             19,880                       0                      0

         The stockholders approved the issuance to Newmont Mining Corporation ("Newmont Mining") of shares of the Registrant's common stock in exchange for all of Santa Fe Pacific Gold Corporation's shares of common stock acquired by Newmont Mining upon consummation of the merger by Newmont Mining of Santa Fe Pacific Gold Corporation in a transaction known as the "Contribution Transaction". The vote was as follows:

         For:                                              103,831,537
         Against:                                               35,999
         Abstentions:                                          175,262
         Broker non-votes:                                   5,895,890


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     10 - Amendment No. 1, dated June 24, 1997, to Agreement dated October 15,
          1993, effective November 1, 1993 among the Company, NMC and
          Ronald C. Cambre.
     11 - Statement re Computation of Per Share Earnings.
     12 - Statement re Computation of Ratio of Earnings to Fixed Charges.
     27 - Financial Data Schedule.

(b)  Reports filed on Form 8-K during the quarter ended June 30, 1997:

   No reports were filed on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            NEWMONT GOLD COMPANY
                            (Registrant)





Date:  August 13, 1997      /s/  WAYNE W. MURDY
                            --------------------------------
                            Wayne W. Murdy
                            Executive Vice President and
                            Chief Financial Officer
                            (Principal Financial Officer)




Date:  August 13, 1997      /s/  LELAND W. KRUGERUD
                            --------------------------------
                            Leland W. Krugerud
                            Vice President, Accounting and
                            Information Systems
                            (Principal Accounting Officer)

                                 EXHIBIT INDEX

                                                                  Page

Exhibit 10 - Amendment No. 1, dated June 24, 1997, to Agreement dated October 15, 1993, effective November 1, 1993
             among the Company, NMC and Ronald C. Cambre.         33-34

Exhibit 11 - Statement re Computation of Per Share Earnings       35-36

Exhibit 12 - Statement re Computation of Ratio of Earnings
             Fixed Charges                                         37

Exhibit 27 - Financial Data Schedule                               38
