Form 10-K
period 1997-12-31
NEWMONT GOLD CO
filed 1998-03-27
CIK 793308

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-9184

                              NEWMONT GOLD COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        13-2526632
        (State or Other Jurisdiction of                          (I.R.S. Employer
         Incorporation or Organization)                        Identification No.)
              1700 LINCOLN STREET                                     80203
                DENVER, COLORADO                                    (Zip Code)
    (Address of Principal Executive Offices)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the shares on the New York Stock Exchange) on March 5, 1998 was approximately $289,650,000.

     The number of shares of Registrant's common stock outstanding on March 5, 1998 was 166,897,966.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the annual meeting of stockholders to be held on May 7, 1998 (Part III).

================================================================================

     This document contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting Newmont Gold Company and its subsidiaries. For a discussion thereof, see page 18.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

INTRODUCTION

     Newmont Gold Company is a worldwide company engaged, directly or through its subsidiaries and affiliates, in the production of gold, the development of gold properties, the exploration for gold and the acquisition of gold properties worldwide, and produces gold from operations in Nevada and California, as well as in Peru, Indonesia and the Central Asian Republic of Uzbekistan. Newmont Gold Company, together with its subsidiaries (unless the context otherwise requires), is referred to herein as "NGC". NGC was incorporated in Delaware in 1965 under the name of Carlin Gold Mining Company as a wholly-owned subsidiary of Newmont Mining Corporation ("NMC"). Following two public offerings of NGC's shares (June 1986 and April 1987) and consummation of the Merger (discussed below), NMC now owns approximately 93.75% of the common stock and options to purchase additional shares of the common stock of NGC.

     On May 5, 1997, NMC acquired pursuant to a merger (the "Merger") Santa Fe Pacific Gold Corporation ("Santa Fe"). Each outstanding share of common stock of Santa Fe was converted in the Merger into the right to receive 0.43 of a share of common stock of NMC. Upon consummation of the Merger, shares of common stock of Santa Fe were contributed to NGC in exchange for (i) shares of NGC common stock in an amount equal to the number of shares of NMC common stock issued in the Merger and (ii) options to acquire additional shares of NGC common stock having the same terms as the Santa Fe stock options assumed by NMC pursuant to the Merger. As a result, Santa Fe became a wholly-owned subsidiary of NGC, and the number of outstanding shares of NMC common stock continued to be equal to the number of shares of NGC common stock owned by NMC. The Merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. All information set forth in this Report with respect to periods prior to 1997 has been restated to reflect the Merger.

     Substantially all of NGC's consolidated sales and operating profit in 1995 related to its U.S. gold mining activities. In 1996, 90% of NGC's consolidated sales resulted from operations in the U.S. and 10% from its foreign operations in Uzbekistan and Indonesia. In 1997, NGC's consolidated sales resulted from operations in the U.S., Peru, Uzbekistan and Indonesia. In 1997, 76% of NGC's equity production of gold related to its U.S. operations and 24% to its foreign operations. At December 31, 1997, approximately 20% of NGC's consolidated assets related to its foreign operations.

NEWMONT GOLD COMPANY

  Overview

     NGC produces gold in Nevada and California. It also produces gold through a 51.35% owned company in Peru and a 50% owned venture in Uzbekistan which commenced gold production in September 1995. NGC additionally has an 80% interest in an Indonesian company which commenced gold production in March 1996 and an indirect 45% interest in a second Indonesian company that holds an interest in a large copper/gold project which is currently in the construction stage. NGC also has a 44% interest in a project in Mexico which is undergoing development and is scheduled to commence production in mid-1998. In addition to exploration activities conducted in connection with these operations and projects, NGC continues to explore for gold and/or is conducting joint venture activities in other parts of these countries as well as in North America, Latin America, South America, Southeast Asia and Central Asia. NGC had 52.7 million equity ounces of proven and probable gold reserves at December 31, 1997 and 55.2 million equity ounces of proven and probable gold reserves at December 31, 1996.

  NEVADA

     Production

-----------

     NGC's Nevada operations include Carlin, located on the geological feature known as the Carlin Trend which NMC discovered in 1961, and operations acquired in the Merger located in Nevada, referred to as the Winnemucca Region. The Carlin Trend, located near Carlin, Nevada, is the largest gold district discovered in North America in this century. The Winnemucca Region includes the Twin Creeks mine near Winnemucca, Nevada, the Lone Tree Complex near Battle Mountain, Nevada, and the 50% interest in The Rosebud Mining Company, L.L.C. ("Rosebud") west of Winnemucca, Nevada. Production began in 1965 at Carlin, in 1990 at Twin Creeks, in 1991 at the Lone Tree Complex and in 1997 at Rosebud. See map on page 6.

     Gold production in Nevada totaled 2,776,500 ounces in 1997 at a total cash cost of $207 per ounce, 2,328,300 ounces in 1996 at a total cash cost of $234 per ounce and 2,297,100 ounces in 1995 at a total cash cost of $214 per ounce. Production in 1998 is expected to decrease slightly as a result of plans to conserve cash during the current low gold price environment. Such plans include reduced mining rates at certain deposits, operating three mills on a scheduled periodic basis and deferral of certain capital spending. To accommodate these plans, the workforce in Nevada was reduced by 285 employees in January 1998.

     In 1997, ore was mined from 17 open-pit deposits and from five underground mines. The Post deposit at Carlin is mined by Barrick Goldstrike Mines Inc. under a joint mining agreement. At the end of 1997, this ore body contained approximately 1.75 million ounces of proven and probable reserves for NGC's account. The parties share the cost of mining the ore body in proportion to their interests in the contained gold. Production initially scheduled from 1998 mining activity at the Post deposit has been deferred due to a pit wall failure that occurred in mid-1997. During 1998, waste removal will occur to accommodate the revised mine plan. The 50%-owned Rosebud underground mine is operated by Hecla Mining Company. All ore mined from Rosebud is transported to Twin Creeks for processing at an agreed upon cost.

     The following table presents Nevada operations mine production data:

                             NEVADA MINE PRODUCTION
                              (DRY SHORT TONS 000)
                        FOR THE YEARS ENDED DECEMBER 31,

                                        1997                                  1996                             1995
                         -----------------------------------   -----------------------------------   -------------------------
                          MILL    LEACH                         MILL    LEACH                         MILL    LEACH
                          ORE      ORE      WASTE     TOTAL     ORE      ORE      WASTE     TOTAL     ORE      ORE      WASTE
                         ------   ------   -------   -------   ------   ------   -------   -------   ------   ------   -------
Open-Pit Mines
Carlin Trend
  Carlin South.........   7,649   27,544    41,312    76,505    8,407   30,891    57,805    97,103    9,162   34,498    59,382
  Carlin North-Post....   4,721        7    47,914    52,642    1,037      136    78,180    79,353    2,084      752    63,024
  Carlin North-Genesis
    Complex............     612   10,381    26,331    37,324    1,753   12,493    43,822    58,068    3,258   15,380    46,727
  Carlin North-Other...   1,860    3,668    20,843    26,371      661    1,289     4,969     6,919       13       65     2,461
Twin Creeks............   4,418   11,191    99,942   115,551    3,136   18,238   106,845   128,219    3,216   17,013   109,446
Lone Tree Complex......   2,874    7,104    50,267    60,245    1,910    4,736    41,645    48,291    1,523    2,827    35,786
                         ------   ------   -------   -------   ------   ------   -------   -------   ------   ------   -------
    Total Open-Pit.....  22,134   59,895   286,609   368,638   16,904   67,783   333,266   417,953   19,256   70,535   316,826
                         ------   ------   -------   -------   ------   ------   -------   -------   ------   ------   -------
Nevada Underground
  Carlin North.........     683        0         0       683      546        0         0       546      358        0         0
  Carlin Rain..........     145       29         0       174      160        6         0       166      146        0         0
  Rosebud (50%)........     113        0         0       113        0        0         0         0        0        0         0
                         ------   ------   -------   -------   ------   ------   -------   -------   ------   ------   -------
    Total
      Underground......     941       29         0       970      706        6         0       712      504        0         0
                         ------   ------   -------   -------   ------   ------   -------   -------   ------   ------   -------
    Total Nevada.......  23,075   59,924   286,609   369,608   17,610   67,789   333,266   418,665   19,760   70,535   316,826
                         ======   ======   =======   =======   ======   ======   =======   =======   ======   ======   =======

                          1995
                         -------

                          TOTAL
                         -------
Open-Pit Mines
Carlin Trend
  Carlin South.........  103,042
  Carlin North-Post....   65,860
  Carlin North-Genesis
    Complex............   65,365
  Carlin North-Other...    2,539
Twin Creeks............  129,675
Lone Tree Complex......   40,136
                         -------
    Total Open-Pit.....  406,617
                         -------
Nevada Underground
  Carlin North.........      358
  Carlin Rain..........      146
  Rosebud (50%)........        0
                         -------
    Total
      Underground......      504
                         -------
    Total Nevada.......  407,121
                         =======

     Processing Facilities

     Oxide ore is amenable to gold extraction through the use of size-reduction processes, such as crushing and grinding, and the dissolution of the gold in such ore using conventional cyanidation treatment techniques. Refractory ore contains minerals which require pre-treatment, such as roasting, pressure-oxidation, flotation or bio-oxidation, to optimize recovery of gold in the cyanidation processes. Approximately 70% of NGC's 1997 year-end proven and probable gold reserves in Nevada were refractory and the balance were oxide. Nevada's production is increasingly coming from higher-cost refractory ores from both deep open pits and underground mines as lower-cost, near-surface oxide ores are depleted. Refractory ore treatment facilities are expected to generate approximately 47% of NGC's Nevada gold production in 1998, compared with 35% in 1997 and 30% in 1996.

     During 1997, NGC processed higher-grade oxide ores at six mills and lower-grade oxide ores at heap-leaching facilities in both regions. Higher-grade refractory ores are processed by a roaster at Carlin, and by autoclaves in the Winnemucca Region. Lower-grade refractory ores are processed through a flotation plant at Lone Tree or by bio-oxidation and heap-leaching at Carlin. Since the Merger, selected ores and concentrates are transported to the facility that maximizes gold recovery and production.

     NGC's refractory ore treatment plant, or roaster, known as Mill No. 6, was commissioned in late 1994 to treat high-grade refractory ores that contain either sulfides or active carbon. Ore processed through the roaster yielded approximately 700,900 ounces of gold in 1997, 540,000 ounces in 1996 and 354,400 ounces in 1995. A portion of the concentrates from the Lone Tree flotation plant were processed through the roaster during the latter half of 1997. To finance the roaster, it was sold to a third party and leased back to NGC in 1994 pursuant to a 21-year lease. For a discussion of the financing of the roaster, see page 56.

     Refractory ores at Twin Creeks are processed through the Sage Mill, a two-autoclave facility that utilizes a patented fine-grinding, pressure-oxidation process which oxidizes ore by the action of heat, pressure and elevated oxygen. The first autoclave was commissioned in May 1997 and the second in October 1997. Refractory ores from certain deposits at the Lone Tree Complex and a portion of the concentrates from the Lone Tree flotation plant were also processed through the Sage Mill. Since the Merger, certain ores from the Carlin North Area are transported to and processed through the Sage Mill. During scheduled maintenance periods, oxide ore is processed through the Sage mill, bypassing the autoclave circuits.

     The Lone Tree Mill is a patented partial-oxidation autoclave circuit which commenced operation in early 1994. Oxide ore is also processed through the mill, bypassing the autoclave circuit, generally when the autoclave is undergoing scheduled maintenance. Lower-grade refractory ores are treated at a flotation plant which was commissioned in mid-1997. In the flotation process, sulfide mineralization, with which gold is associated, is concentrated and separated from other minerals present in the ore utilizing inert gas. The resulting concentrates, containing higher percentages of gold in substantially smaller volumes of material, are processed through either the Lone Tree autoclave, the Sage Mill or Carlin's roaster.

     During 1997, NGC completed a large-scale bio-leach demonstration facility to process lower-grade refractory ores from Carlin's Gold Quarry deposit. Approximately 13,800 ounces of gold were produced in 1997 from this facility. This process utilizes bacterial oxidation and ammonium thiosulfate leaching applications. An eight million ton commercial-scale refractory leach pad, originally scheduled for completion in 1999, has been deferred as part of NGC's plans to reduce capital spending during 1998.

     The following table presents mill and leach production data for the Nevada operations:

                        NEVADA MILL AND LEACH PRODUCTION
                        FOR THE YEARS ENDED DECEMBER 31,

                                               1997                                     1996                          1995
                              --------------------------------------   --------------------------------------   ----------------
                               DRY                                      DRY                                      DRY
                              SHORT              AVERAGE     OUNCES    SHORT              AVERAGE     OUNCES    SHORT
                               TONS    AVERAGE   RECOVERY   PRODUCED    TONS    AVERAGE   RECOVERY   PRODUCED    TONS    AVERAGE
                              (000)    GRADE*    RATE(%)     (000)     (000)    GRADE*    RATE(%)     (000)     (000)    GRADE*
                              ------   -------   --------   --------   ------   -------   --------   --------   ------   -------
Oxide Mills:
Carlin Trend
  Mill No. 3................       0    0.000       0.0         0.0       242    0.186      68.2        39.6       105    0.211
  Mill No. 4................   2,104    0.125      76.6       207.7     2,741    0.071      75.6       152.7     2,713    0.063
  Mill No. 5................   6,170    0.087      81.5       443.7     5,904    0.084      77.8       400.8     6,172    0.091
Twin Creeks.................   3,633    0.096      86.2       286.4     2,768    0.085      83.7       160.7     2,401    0.087
Lone Tree Complex...........     680    0.138      83.0        71.0       241    0.133      86.0        27.6       312    0.147
                              ------                        -------    ------                        -------    ------
    Total Oxide Mills.......  12,587    0.099      81.9     1,008.8    11,896    0.084      79.1       781.4    11,703    0.086
                              ------                        -------    ------                        -------    ------
Refractory Mills:
  Carlin Roaster............   2,330    0.336      87.3       700.9     2,364    0.256      84.8       540.0     1,383    0.281
  Twin Creeks Autoclaves....     763    0.206      89.5       144.0         0        0         0           0         0        0
  Lone Tree Autoclave.......   1,382    0.106      85.8       114.2       841    0.165      90.9       127.7       714    0.157
                              ------                        -------    ------                        -------    ------
    Total Refractory
      Mills.................   4,475    0.242      87.4       959.1     3,205    0.232      86.0       667.7     2,097    0.239
                              ------                        -------    ------                        -------    ------
    Total Mills.............  17,062    0.137      83.3     1,967.9    15,101    0.115      80.6     1,449.1    13,800    0.109
                              ------                        -------    ------                        -------    ------
Leach Production:
  Carlin -- Oxide...........  34,820    0.022       N/A       465.3    38,658    0.022       N/A       547.3    44,095    0.023
  Carlin -- Refractory......     363    0.075       N/A        13.8       352    0.107       N/A        19.7         0        0
  Twin Creeks -- Oxide......  11,187    0.018       N/A       202.0    18,238    0.022       N/A       261.3    17,022    0.020
  Lone Tree -- Oxide........   6,926    0.026       N/A       127.5     4,716    0.025       N/A        50.9     2,833    0.040
                              ------                        -------    ------                        -------    ------
    Total Leach.............  53,296    0.022                 808.6    61,964    0.023                 879.2    63,950    0.023
                              ------                        -------    ------                        -------    ------
    Total Nevada............  70,358    0.050               2,776.5    77,065    0.041               2,328.3    77,750    0.038
                              ======                        =======    ======                        =======    ======

                                     1995
                              -------------------

                              AVERAGE     OUNCES
                              RECOVERY   PRODUCED
                              RATE(%)     (000)
                              --------   --------
Oxide Mills:
Carlin Trend
  Mill No. 3................    87.6        19.9
  Mill No. 4................    80.6       139.6
  Mill No. 5................    82.8       473.5
Twin Creeks.................    88.6       198.3
Lone Tree Complex...........    89.0        40.8
                                         -------
    Total Oxide Mills.......    83.9       872.1
                                         -------
Refractory Mills:
  Carlin Roaster............    91.0       354.4
  Twin Creeks Autoclaves....       0           0
  Lone Tree Autoclave.......    90.8        99.3
                                         -------
    Total Refractory
      Mills.................    87.4       453.7
                                         -------
    Total Mills.............    84.4     1,325.8
                                         -------
Leach Production:
  Carlin -- Oxide...........     N/A       647.1
  Carlin -- Refractory......     N/A           0
  Twin Creeks -- Oxide......     N/A       239.1
  Lone Tree -- Oxide........     N/A        85.1
                                         -------
    Total Leach.............               971.3
                                         -------
    Total Nevada............             2,297.1
                                         =======

---------------

* Ounce Per Ton

     Other Facilities

     Gold-bearing activated carbon from Carlin milling and leaching facilities is processed on site at a central carbon processing plant and adjacent refinery. Separate carbon processing facilities are located in the north and south areas at Twin Creeks with one refinery in the north area. Lone Tree has two carbon processing facilities and one refinery.

     Analytical laboratories, maintenance facilities and administration offices are located at Carlin, Twin Creeks and Lone Tree. NGC also has an advanced metallurgical research laboratory in Denver, Colorado.

     Electrical power and natural gas for NGC's Nevada operations are provided by public utilities. Oxygen for the roaster is provided by Praxair Inc. on a contract basis from an oxygen plant constructed by Praxair Inc. on land leased from NGC which is currently the sole customer of the oxygen produced. Oxygen plants used in conjunction with the autoclaves at Twin Creeks and Lone Tree are owned by NGC and are operated and maintained by Air Products and Chemical, Inc.

     Refining

     NGC has refining agreements with three foreign refiners and one U.S. refiner to further refine the dore bars produced by NGC to 0.995 pure gold or better, recognized as marketable on world markets. Under the terms of the agreements with these refiners, the dore bars are toll refined and the refined gold and the separately recovered silver are returned to NGC's account for sale to third parties. Management believes that because of the availability of alternative refiners, each able to supply all services needed by NGC for its Nevada operations, no adverse effect would result if NGC lost the services of any of its refiners.

     Exploration

     NGC conducts extensive exploration in Carlin and the Winnemucca Region. NGC owns or otherwise controls the mineral interests on approximately 1.9 million acres of property in northern Nevada. During 1997, exploration efforts were focused on high-grade refractory targets near existing deposits. Following the Merger, a concerted effort began to evaluate the lands in Nevada acquired in the Merger. This evaluation included geological mapping, an airborne geophysical survey and re-logging of drill holes in order to develop target areas around the Twin Creeks, Lone Tree and Rosebud mines. Drill testing of these targets commenced in early 1998.

     In 1997, approximately $35.4 million was spent by NGC on reserve development and exploration in Nevada. For 1998, approximately $30 million is expected to be spent on reserve development and exploration in Nevada.

     Mineral Rights

     With respect to Carlin, NGC owns in fee or controls through long-term mining leases and unpatented mining claims all of the minerals and surface area within the boundaries of the present mining areas of its Carlin Trend deposits. Such long-term leases extend for at least the anticipated mine life of those deposits. With respect to Gold Quarry, NGC owns a 10% undivided interest in the minerals in a majority of the present and projected mining areas, and with respect to the remaining 90% of such areas has agreed to pay a royalty on production to third party lessors that is equivalent to 18% of production therefrom.

     In the Winnemucca Region, NGC owns in fee or controls through long-term mining leases and unpatented mining claims all of the minerals and surface area within the boundaries of the present mining areas of its Winnemucca Region deposits. Such long-term leases extend for at least the anticipated mine life of those deposits. With respect to certain smaller deposits in the Winnemucca Region, NGC is obligated to pay a royalty on production to third parties that varies from 4% to 7% of production therefrom.

     For information regarding risks associated with unpatented mining claims, see page 20.

                      Nevada Properties and Land Holdings

                                     [MAP]

  CALIFORNIA

     The Mesquite Mine, located in Imperial County in southern California, was acquired by Santa Fe in an asset exchange in 1993 and has been producing since 1986. Mining at the Mesquite Mine is conducted in two open pits and ore is processed by run-of-mine heap-leaching. Gold production totaled 227,900 ounces in 1997, 191,600 ounces in 1996 and 189,200 ounces in 1995. Total cash costs per ounce were $213, $245 and $211 for 1997, 1996 and 1995, respectively.

     Gold-bearing activated carbon from leaching facilities is processed at an on-site carbon processing plant and refinery. Maintenance facilities and administration offices are also located at Mesquite. Electric power is supplied by the Imperial Irrigation District.

     With approximately 613,000 ounces of proven and probable reserves at December 31, 1997, Mesquite is approaching the end of its mine life. Following a recent land exchange between the Bureau of Land Management and the State of California, NGC gained access to property located just north of an existing pit through a lease with the State. NGC is in the process of obtaining environmental permits required to commence drilling on this property. Beginning in 1998 the mining rate at Mesquite was reduced to allow continuation of operations through the period of time required to determine the development potential of this property. As a result of such revised mine plan, the workforce was reduced by approximately 125 employees in January 1998. Production in 1998 will be approximately 38% less than 1997.

                       MESQUITE MINE AND LEACH PRODUCTION
                              DRY SHORT TONS (000)
                        FOR THE YEARS ENDED DECEMBER 31,

                                                         1997       1996       1995
                                                        -------    -------    -------
Leach tons mined......................................   16,463     15,528     13,902
Waste tons mined......................................   29,142     25,891     23,558
Tons mined............................................   45,605     41,419     37,460
Ore place on leach pads...............................   16,463     15,527     13,767
Average ore grade (ounce per ton).....................    0.016      0.023      0.022
Ounces of gold produced (000).........................    227.9      191.6      189.2

     NGC owns in fee or controls through long-term mining leases and unpatented mining claims all of the minerals and surface area within the boundaries of the present mining areas of its Mesquite deposit. Such long-term leases extend for at least the anticipated mine life of those deposits. For information regarding risks associated with unpatented mining claims, see page 20.

  PERU

     Introduction

     NGC produces gold through Minera Yanacocha S.A. ("Minera Yanacocha") in Peru. In 1986, NGC discovered the Yanacocha gold deposit which has since become the largest gold district in South America. Minera Yanacocha began production in 1993. Prior to 1997, NGC owned a 38% equity interest in Minera Yanacocha. In 1997, NGC consolidated Minera Yanacocha in its financial statements following the acquisition of an additional 13.35% interest, which acquisition is currently contested in the court proceedings described below.

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

     NGC deposited its share of the provisional $90 million purchase price and the shares for its additional interest with a Peruvian bank pending the final resolution of the case. The trial hearing in the case occurred in July 1996 and a ruling in NGC's and Buenaventura's favor was issued in September 1996. The trial court ruling provided that the preemptive rights were triggered in November 1993, and that the value of the 24.7% interest was $109.3 million. The value of NGC's shares held in escrow was calculated as of such date at $59.1 million and the additional amount was deposited with the Peruvian bank.

     An appeal to the Superior Court of Lima was filed by BRGM and other defendants challenging the court's determination that the preemptive rights were triggered and the date and amount of the valuation. In February 1997, the Peruvian Superior Court upheld the decision of the trial court. Therefore, NGC reflected the increase in its ownership for reporting purposes from 38.0% to 51.35% as of February 1997.

     BRGM and other defendants in the suit filed a request for review of the Superior Court decision by the Supreme Court of Peru. The case was argued to a panel of five Peruvian Supreme Court justices on December 17, 1997. In order to prevail at the Supreme Court level, a party must obtain four votes in its favor. The five-judge panel issued a split decision, with two in favor of NGC and three voting in favor of BRGM. A sixth justice was then appointed to hear the case and has not yet issued her vote. If the vote is in favor of NGC, a seventh judge will be appointed to hear the case. At this time, NGC is unable to predict the outcome of the litigation. An unfavorable decision would require reversion to equity accounting in 1997 for NGC's 38% interest in Minera Yanacocha and the possibility of a dividend refund attributable to the acquired interest. The additional interest represented $0.07 of net income per share and 3% of total equity production in 1997 and is expected to comprise 4% of 1998 equity production.

     Minera Yanacocha has mining rights with respect to a large land position, which includes the Carachugo, Maqui Maqui, Yanacocha Norte, San Jose and Encajon deposits as well as other prospects. Such mining rights were acquired through assignments of concessions granted by the Peruvian government to a related entity. The assignments have a term of 20 years, renewable at the option of Minera Yanacocha for another 20 years. A wholly-owned subsidiary of NGC acts as manager of Minera Yanacocha.

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

     Production

     Four open-pit mines and three leach pads are in operation at Minera Yanacocha. Production commenced in August 1993 at the Carachugo deposit, in October 1994 at the Maqui Maqui deposit which is located three miles north of Carachugo, in January 1996 at the San Jose deposit which is located one mile southwest of Carachugo, and in December 1997 at the Yanacocha Norte deposit which is located one mile northwest of Carachugo. In 1997, production was 1,052,800 ounces of gold (530,900 equity ounces at 51.35%, beginning February 1, 1997) at a total cash cost of $95 per ounce as compared to 1996 production of 811,400 ounces of gold (308,300 equity ounces at 38%) at a total cash cost of $107 per ounce and 1995 production of 552,000 ounces of gold (209,800 equity ounces at 38%) at a total cash cost of $119 per ounce. In 1998, production is expected to increase approximately 14%.

     Minera Yanacocha's operations are accessible by road and are located approximately 375 miles north of Lima and 28 miles north of the city of Cajamarca. As of October 1997, power for the project is provided pursuant to a four year renewable contractual agreement with a local power company. Back up power is provided by diesel generators owned by Minera Yanacocha. The ore is not crushed, but transported directly to impermeable leach pads where the ore is treated with a weak cyanide solution which penetrates the ore dissolving the gold. The pregnant leach solution is collected and pumped through a Merrill-Crowe plant to remove the gold from the solution. A second Merrill-Crowe plant was placed in service in December 1997. After the gold is processed from the zinc precipitate, it is smelted into dore which is transported from the processing plant by a contractor and toll refined at refineries in Switzerland.

     Two new deposits were added to proven and probable gold reserves in 1997. The Yanacocha Sur deposit which is located one mile northwest of Carachugo contains 5.3 million ounces of gold (2.8 million equity ounces at 51.35%). La Quinua, located two and one-half miles west of Carachugo, contains 3.0 million ounces of gold (1.5 million equity ounces at 51.35%). Total proven and probable gold reserves for Minera Yanacocha as of December 31, 1997 were 13.9 million ounces (7.1 million equity ounces at 51.35%) and 6.1 million ounces (3.1 million equity ounces at 51.35%) as of December 31, 1996.

     The following table presents Minera Yanacocha mine and leach production data:

                   MINERA YANACOCHA MINE AND LEACH PRODUCTION
                              DRY SHORT TONS (000)
                        FOR THE YEARS ENDED DECEMBER 31,

                                           1997                          1996                          1995
                                ---------------------------    -------------------------    --------------------------
                                LEACH                          LEACH                        LEACH
                                 ORE      WASTE      TOTAL      ORE      WASTE    TOTAL      ORE      WASTE     TOTAL
                                ------    ------    -------    ------    -----    ------    ------    -----    -------
Carachugo.....................  10,658     7,509     18,167     2,491    1,380     3,871     9,238    4,647     13,885
Maqui Maqui...................  14,909     7,379     22,288    15,218    4,291    19,509     8,521    2,071     10,592
San Jose......................   3,239     1,484      4,723     6,026    1,145     7,171         0       0           0
Yanacocha Norte...............     601       831      1,432         0       0          0         0       0           0
                                ------    ------    -------    ------    -----    ------    ------    -----    -------
    Total.....................  29,407    17,203     46,610    23,735    6,816    30,551    17,759    6,718     24,477
                                ======    ======    =======    ======    =====    ======    ======    =====    =======
Ore placed on leach pads......                       29,407                       23,735                        17,759
Average ore grade (ounce per
  ton)........................                        0.043                        0.046                         0.045
Ounces of gold produced
  (000).......................                      1,052.8                        811.4                         552.0

     Exploration

     Exploration continues to be conducted at numerous prospects owned by Minera Yanacocha. Approximately $24 million was spent by Minera Yanacocha on exploration and mine geology in 1997. A $19 million exploration and mine geology program is currently underway in 1998.

     Exploration work on the Minas Conga joint venture, 40% owned by NGC, 40% by Cedimin and 20% by Compania Minera Condesa S.A., a subsidiary of Buenaventura, continued throughout 1997 with an aggressive drilling campaign. Encouraging porphyry gold-copper mineralization has been identified on two separate targets which will continue to be drill tested in 1998. A second Peruvian joint venture, Minera Coshuro, is 65% owned by NGC and 35% by Buenaventura and holds claims on 257,000 acres of prospective ground along north and south extensions of the volcanic belt hosting the Minera Yanacocha deposits. In addition, NGC and Buenaventura are active in the southern part of Peru. Initial exploration work is underway in these prospective areas and a number of targets have been outlined.

  UZBEKISTAN

     Introduction

     In Uzbekistan, NGC has a 50% interest in Zarafshan-Newmont, a joint venture with the State Committee for Geology and Mineral Resources ("State Committee") and Navoi Mining and Metallurgical Combine ("Navoi"), each a state entity of Uzbekistan. The joint venture produces gold by crushing and leaching ore from existing stockpiles of low-grade oxide ore from the nearby government-owned Muruntau mine. The gold produced by Zarafshan-Newmont is sold in international markets for U.S. dollars. A wholly-owned subsidiary of NGC provides technical and managerial support to Zarafshan-Newmont. The State Committee and Navoi have guaranteed to Zarafshan-Newmont 242 million tons of ore with an average grade of
0.036 ounces of gold per ton, containing approximately 8.6 million ounces of gold. Such guaranteed amount of ore consists of approximately 66 million tons of ore with an average grade of 0.046 ounces of gold per ton and approximately 176 million tons of ore with an average grade of 0.032 ounces of gold per ton.

     Production

     During 1997, approximately 14.6 million tons of ore were crushed and placed on the leach pad as compared to 12.7 million tons in 1996. The project's remaining 217 million tons of stockpiled ore and ore in process hold a reserve of 7.5 million ounces (3.8 million equity ounces).

     Zarafshan-Newmont commenced production in the second half of 1995 and produced 37,000 ounces of gold, or 18,500 ounces attributable to NGC, at a total cash cost of $218 per ounce. In 1996, total production was 326,500 ounces of gold or 163,200 ounces attributable to NGC, at a total cash cost of $225. In 1997, total production was 430,100 ounces of gold or 215,000 ounces attributable to NGC, at a total cash cost of $204. Production in 1998 is expected to be approximately 425,000 ounces of gold or 212,500 ounces attributable to NGC. The project's facilities include 18 crushers in four stages. Crushed material is transported to impermeable leach pads where the ore is treated with a weak cyanide solution which penetrates the ore dissolving the gold. The pregnant leach solution is collected and pumped through a Merrill-Crowe plant to remove the gold from the solution. After the gold is processed from the zinc precipitate, it is smelted into dore and transported to the nearby Muruntau gold refinery operated by Navoi where, pursuant to a refining agreement, the dore is refined for export. The project has access to air, rail and road transport. There are no significant logistical difficulties for transportation of refined gold. Power for the project is provided pursuant to a contractual arrangement with Navoi which acquires such power from a plant in Navoi, Uzbekistan.

     Zarafshan-Newmont obtained a $135 million project financing loan from a consortium of banks to partially finance construction of the project. At December 31, 1997, $87.8 million was outstanding under this financing. See page
58. Although not contractually obligated to do so, NGC has made, and may from time to time make, advances or contributions to Zarafshan-Newmont to cover debt service requirements and other capital and operating costs.

     The following table presents Zarafshan-Newmont leach production data:

                       ZARAFSHAN-NEWMONT LEACH PRODUCTION
                              DRY SHORT TONS (000)
                        FOR THE YEARS ENDED DECEMBER 31,

                                                        1997        1996       1995(1)
                                                       ------      ------      -------
Ore placed on leach pads.............................  14,618      12,737       4,321
Average ore grade (ounce per ton)....................   0.050       0.053       0.051
Ounces of gold produced (000)........................   430.1       326.5        37.0

---------------

(1) Began operations in second half of 1995.

     Exploration

     NGC signed an agreement in September 1996 with the Uzbekistan government and Mitsui & Co., Ltd. for the development of gold deposits (subject to satisfaction of certain conditions) in the Angren region of Uzbekistan, approximately 60 miles south of the city of Tashkent. NGC has a 40% interest in the project. Pre-feasibility studies are planned for 1998.

  INDONESIA

     Introduction

     NGC has two projects in Indonesia -- Minahasa which is in operation and Batu Hijau which is under construction. The Minahasa project is 80% owned by NGC and 20% owned by P.T. Tanjung Serapung, an Indonesian company. However, because NGC funded 100% of the construction costs for Minahasa, NGC is entitled to 100% of the gold production until it recovers the bulk of its investment, including interest. NGC has an indirect 45% interest in the Batu Hijau project which it owns through a partnership with an affiliate of Sumitomo Corporation ("Sumitomo"). Sumitomo holds an indirect 35% interest in the Batu Hijau project through this partnership arrangement and the remaining 20% interest is a carried interest held by P. T. Pukuafu Indah, an Indonesian company.

     In Indonesia, rights are granted to private parties to explore for and to develop the mineral resources within defined areas through Contracts of Work entered into with the Indonesian government. In 1986, NGC entered into fourth generation Contracts of Work with the Indonesian government covering the Minahasa and Batu Hijau projects. Under the Contracts of Work, affiliates of NGC were granted the exclusive right to explore the contract area, construct any required facilities and extract and process the mineralized materials, and sell and export the minerals produced subject to certain Indonesian government approvals and payment of royalties to the Indonesian government. Once facilities are constructed and mining operations commence, the private party has the right to continue operating the project for 30 years, or longer if approved by the Indonesian government. Under the Contracts of Work, beginning in the sixth year after mining operations commence (and continuing through the tenth year) a portion of each project not already owned by Indonesian nationals must be offered for sale to the Indonesian government or to Indonesian nationals (collectively the "Indonesian Parties"), thereby potentially reducing the non-Indonesian parties ownership in each project to 49% by the end of the tenth year. The price at which such interest would be offered for sale to the Indonesian Parties would be the highest of (i) the then current replacement cost, (ii) the price at which shares of the project company would be accepted for listing on the Jakarta Stock Exchange or (iii) the fair market value of such interest as a going concern.

     In mid-1997, NGC entered into a Contract of Work granting rights to NGC to explore an area located near the Minahasa contract area through a new company,
P. T. Newmont Mongondow Mining ("Mongondow"). NGC has an 80% interest and the remaining 20% interest is a carried interest held by P. T. Lebong Tandai, an Indonesian company. This Contract of Work is a sixth generation Contract of Work. The major differences between the fourth and sixth generation Contracts of Work are a reduced income tax rate (from 35% to 30%), elimination of the requirement to divest part of NGC's 80% interest and changes in the method of royalty calculation.

     MINAHASA

     Minahasa, a multi-deposit project discovered by NGC on the island of Sulawesi, began production in March 1996. It is approximately 1,500 miles northeast of Jakarta. Minahasa mines and processes ore from the Mesel deposit and two smaller peripheral deposits (Leons and Nibong) which at the end of 1997 contained approximately 1.6 million ounces of proven and probable reserves (in which NGC has an equity interest of approximately 1.3 million ounces). These deposits contain both oxidized and refractory gold mineralization.

     Minahasa produced 206,500 ounces of gold in 1997 at a total cash cost of $167 per ounce as compared to 112,700 ounces of gold in 1996 at a total cash cost of $224 per ounce. Production in 1998 is expected to reach approximately 250,000 ounces.

     The project's facilities include a dry grinding mill, a fluidized bed roaster facility and a conventional carbon-in-pulp gold recovery plant. Infrastructure facilities include a deep-water port, electrical power plant, water supply system and housing for workers. The ore's high mercury content necessitated installation of an $8 million mercury scrubber in 1997. Total capital costs were approximately $133 million. The Minahasa project is in close proximity to the coast and does not have any significant logistical difficulties for transportation of materials, equipment or its product.

\
     The following table presents Minahasa mine and mill production data:

                       MINAHASA MINE AND MILL PRODUCTION
                              DRY SHORT TONS (000)
                        FOR THE YEARS ENDED DECEMBER 31,

                                                    1997                        1996
                                         --------------------------   -------------------------
                                         MILL ORE   WASTE    TOTAL    MILL ORE   WASTE   TOTAL
                                         --------   ------   ------   --------   -----   ------
Tons mined.............................   1,269     10,032   11,301    1,048     9,062   10,110
                                          =====     ======   ======    =====     =====   ======
Tons milled............................                         794                         454
                                                             ======                      ======
Average ore grade (ounce per ton)......                       0.289                       0.279
Average recovery rate (%)..............                        91.4                        90.3
Ounces of gold produced (000)..........                       206.5                       112.7(1)

---------------

(1) Includes 5,700 ounces produced before commercial operations commenced.

     BATU HIJAU

     NGC's second project in Indonesia, Batu Hijau, is located on the island of Sumbawa, approximately 950 miles east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit discovered by NGC in 1990. It is located seven miles from the south coast and nine miles from the west coast of the island and has access to a natural harbor which is being developed for transportation of materials, equipment and, eventually, copper concentrate. Production is expected to begin in late 1999. At the end of 1997, the deposit contained approximately 10.6 billion pounds of copper and 12.1 million ounces of gold in proven and probable reserves in which NGC has an equity interest of 4.8 billion pounds of copper and
5.4 million ounces of gold.

     NGC owned an 80% interest in Batu Hijau until it entered into a partnership arrangement in July 1996 with Sumitomo to develop and operate the Batu Hijau project. The partnership arrangement was approved by the Indonesian government and is controlled by a partnership agreement executed between NGC and Sumitomo. When the partnership was funded in mid-1997, NGC contributed its 80% equity interest in the company that owns Batu Hijau to the partnership in exchange for a 56.25% partnership interest and Sumitomo contributed funds totaling approximately $239 million to obtain a 43.75% partnership interest. P. T. Pukuafu Indah retained its 20% interest in Batu Hijau. The ownership of Batu Hijau after formation of the partnership is NGC -- 45%, Sumitomo -- 35%, and P.
T. Pukuafu Indah -- 20%. As a result of this ownership structure, NGC is accounting for its investment in Batu Hijau as an equity investment.

     NGC completed a final feasibility study for Batu Hijau in 1996. Based on the results of that study, and after obtaining the required approvals from the government of Indonesia and entering into the partnership with Sumitomo, development and construction activities began in 1997. The project is expected to mine an average of 163 million tons per annum and the ore will be processed at the concentrator at an average rate of 132 thousand tons per day. Other facilities included in the project include a port, a coal-fired electrical generating plant, a townsite for the workforce, and other ancillary facilities. The total cost of the project is expected to be approximately $2 billion including cost escalations, capitalized interest during construction and working capital.

     Long-term smelter contracts for approximately 65% of the project's average annual concentrate production have been signed. Production over the 20-year mine life is expected to average 270,000 tons of copper and 550,000 ounces of gold per year at an expected average cash cost under $0.50 per pound of copper, including gold credits, over the life of the project. NGC continues to assess all projected capital costs and operating costs of the project in order to maximize the project's economics.

     In July 1997, $1 billion project financing agreements for the Batu Hijau project were signed. The financing is guaranteed by NGC and Sumitomo, 56.25% and 43.75%, respectively, until project completion tests are met, and will be non-recourse thereafter. NGC and Sumitomo also entered into support agreements related to this debt. Initial funding in the amount of $160 million occurred during January 1998.

     Exploration

     Exploration work continued through 1997 in areas surrounding Minahasa and Batu Hijau. This work will continue in 1998 as part of NGC's ongoing exploration program in Indonesia including a $2.7 million exploration program which will focus on identifying extensions to the ore bodies surrounding the Mesel deposit, as well as identifying new ore zones that are within trucking distance to the existing processing facilities. An additional $2.3 million exploration program is slated for Mongondow in 1998.

EXPLORATION

     In 1997, exploration and research expense was $98.4 million compared with $92.9 million in 1996. These figures exclude capitalized exploration costs associated with mine development of $21.3 million in 1997 and $18.4 million in 1996. NGC expects to spend between $65 million and $70 million on exploration and research expense in 1998.

     In Mexico, NGC is involved in two projects -- La Herradura, a 45,000 acre site just south of the U.S. border which is undergoing construction and development and is scheduled to commence production in mid-1998, and Mezcala, a 12,000 acre exploration site in southern Mexico. NGC has a 44% interest in La Herradura and is earning a 44% interest in Mezcala by investing $15.0 million over four years of which $12.6 million has been invested through December 31, 1997. The balance of both projects is held by the Penoles group, a leading Mexican mining company. The Penoles group will be the operator of La Herradura and Mezcala.

     Near Fairbanks, Alaska, NGC continued exploration in 1997 on the True North property. Under the terms of a joint venture agreement signed with La Teko Resources, Inc. ("La Teko") in 1995, NGC has the right to earn a 65% interest in the property by making cash payments of $6 million to La Teko, funding $3 million in exploration, and then funding up to $18 million in additional exploration and development costs. In 1996, NGC completed its payment obligations to La Teko, and to date has spent approximately $10 million exploring the property and has budgeted approximately $2 million for 1998 exploration. Drilling in 1997 has increased the indicated area of mineralization significantly and in 1998, NGC will intensify its efforts at True North. Almost all of this deposit is near the surface. Work is focused on extending a broader zone of mineralization from the 10.2 million tons identified at December 31, 1997.

     In addition to the projects discussed above, NGC continues to pursue exploration activities in other areas of North America, Latin America, South America, Southeast Asia and Central Asia. During 1997, on-the-ground evaluations were conducted in 15 countries and data was examined from 18 others.

     NGC's exploration team has a staff of approximately 173 geologists, geochemists and geophysicists. State-of-the-art technology, including airborne geophysical data acquisition systems, satellite location devices and field-portable imaging systems, also aids in the location of prospective targets.

     For information regarding risks associated with exploration and development, see page 21.

MARKETING

     NGC's gold sales generally are made at the monthly average market price prevailing during the month in which the gold is delivered plus a "contango", which is essentially an interest factor, from the beginning of the month until the date of delivery. NGC entered into forward sales contracts beginning in January 1996 which are effective through December 2000 with respect to production from its Minahasa project in Indonesia. These transactions consist of forward sales of 125,000 ounces per year at an average price of $454 per ounce of gold, plus 40% of the amount by which the market price exceeds the forward sales price. In addition, at the beginning of 1997, NGC had spot deferred contracts for approximately 1.7 million ounces on production from former Santa Fe mines through September 1998 (with approximately 614,000 ounces at an average price of $423 per ounce remaining at December 31, 1997.) In July 1997, NGC entered into forward purchase contracts offsetting the spot deferred contracts held at that date at an average price of $331 per ounce. For information regarding risks associated with price protection activities, see page 19.

     See page 65 for information regarding major customers and export sales.

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

MISCELLANEOUS

     Other than operating licenses for mining, processing and refining facilities built for, or acquired by NGC, there are no patents, licenses or franchises material to NGC's business. In many foreign countries, NGC conducts mining or exploration pursuant to concessions granted by or contracts with the host government. These countries include, among others, Indonesia, Peru and Mexico. In each case, NGC believes that such concessions or contracts are sufficient in extent and duration to justify any proposed investment it might make based on any such concessions or contracts. In general, such concessions or contracts are subject to the usual political risks associated with foreign operations.

     Capital expenditures by NGC were approximately $415.1 million, $547.8 million and $520.9 million in 1997, 1996 and 1995, respectively. Management believes that NGC's facilities are generally in a state of good repair. NGC has a continuous program of capital investment that includes, as necessary or advisable, the replacement, modernization or expansion of its equipment and facilities. See page 34.

     There were 6,760 persons employed by NGC worldwide at December 31, 1997 and 6,450 persons employed by NGC worldwide at December 31, 1996.

PROVEN AND PROBABLE RESERVES

     NGC's equity in proven and probable gold reserves was 52.7 million ounces at December 31, 1997 and 55.2 million ounces at December 31, 1996. In addition, NGC's equity in proven and probable copper reserves was 4.8 billion pounds at December 31, 1997 and at December 31, 1996.

     NGC's estimate of its proven and probable reserves at December 31, 1997 and at December 31, 1996 is set forth in the table below. Such reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry. Calculations with respect to the estimates of proven and probable gold reserves at December 31, 1997 and at December 31, 1996 were based on a gold price of $350 per ounce and $400 per ounce, respectively. NGC's management believes that if such reserve estimates were based on a gold price of $400 per ounce using current operating costs and other current economic assumptions, 1997 year-end proven and probable gold reserves could increase by approximately 8%. Conversely, if such estimates were based on a gold price of $300 per ounce using current operating costs and other current economic assumptions, 1997 year-end proven and probable gold reserves could decrease by approximately 32%. The reduction in reserves would not have a material impact on potential production rates for the first four years. After that time, assuming no change in mining plans or NGC's cost structure, the impact would be progressively greater. However, if NGC's gold reserves were actually calculated at a gold price of $300 per ounce, such calculation would be based on new mine plans and operating costs to minimize any adverse impact of any reduction in gold reserves. NGC's proven and probable gold and copper reserves represent the total quantity of ore to be extracted from the deposits or stockpiles allowing for mining efficiencies and ore dilution. Ounces of gold or pounds of copper in NGC's proven and probable gold and copper reserves are prior to any losses during metallurgical treatment. For information regarding risks associated with NGC's estimates of its proven and probable reserves, see page 20.

                                                                    DECEMBER 31, 1997                    DECEMBER 31, 1996
                                                     -----------------------------------------------   ---------------------
                                             NGC        DRY                  CONTAINED    CONTAINED       DRY
        DEPOSITS WITH PROVEN AND           PERCENT   SHORT TONS    GRADE      OUNCES     EQUITY OZS.   SHORT TONS    GRADE
          PROBABLE RESERVES(1)             EQUITY      (000)      (OZ/TON)     (000)        (000)        (000)      (OZ/TON)
        ------------------------           -------   ----------   --------   ---------   -----------   ----------   --------
GOLD RESERVES
UNITED STATES
Nevada Open Pit
 Carlin North -- Post....................    100         9,680     0.180       1,747        1,747         25,626     0.190
 Carlin North -- Genesis Complex.........    100        21,576     0.033         710          710         22,711     0.034
 Carlin North -- Other...................    100        25,839     0.051       1,323        1,323         33,832     0.046
 Carlin South (includes Gold Quarry).....    100       135,946     0.048       6,470        6,470        174,790     0.046
 Carlin Rain District....................    100        13,455     0.026         344          344         15,628     0.023
 Twin Creeks.............................    100       109,288     0.075       8,211        8,211        148,739     0.073
 Lone Tree Complex.......................    100        65,120     0.064       4,151        4,151         85,342     0.069
                                                     ---------                ------       ------      ---------
       Total Nevada Open Pit.............              380,904     0.060      22,956       22,956        506,668     0.064
                                                     ---------                ------       ------      ---------
Nevada Underground
 Carlin North............................    100         8,236     0.592       4,879        4,879          3,388     0.582
 Carlin North JV.........................     60         7,050     0.425       2,993        1,796          7,050     0.425
 Carlin Rain District....................    100           374     0.270         101          101            331     0.226
 Rosebud.................................     50           943     0.420         396          198          1,276     0.392
                                                     ---------                ------       ------      ---------
       Total Nevada Underground..........               16,603     0.504       8,369        6,974         12,045     0.460
                                                     ---------                ------       ------      ---------
Stockpiles and In-Process................    100        71,139     0.053       3,803        3,803         57,594     0.051
                                                     ---------                ------       ------      ---------
Nevada Totals............................              468,646     0.075      35,128       33,733        576,307     0.071
Mesquite, California.....................    100        29,041     0.021         613          613         46,051     0.018
                                                     ---------                ------       ------      ---------
       Total United States(2)(3).........              497,687     0.072      35,741       34,346        622,358     0.067
                                                     =========                ======       ======      =========
INTERNATIONAL
Minera Yanacocha, Peru
 Carachugo...............................     51        34,018     0.035       1,179          605         43,686     0.029
 Maqui Maqui.............................     51        20,632     0.042         875          449         32,164     0.047
 San Jose................................     51        47,817     0.028       1,355          696         50,527     0.029
 Yanacocha...............................     51       245,596     0.029       7,167        3,680         71,664     0.026
 La Quinua...............................     51       120,943     0.025       3,002        1,542              0         0
 Others..................................     51         7,045     0.043         304          156             66     0.047
                                                     ---------                ------       ------      ---------
       Total Yanacocha(4)................              476,051     0.029      13,882        7,128        198,107     0.031
La Herradura, Mexico(5)..................     44        54,408     0.031       1,683          740         54,408     0.031
Zarafshan -- Newmont, Uzbekistan(6)......     50       216,907     0.035       7,510        3,755        231,669     0.035
Minahasa, Indonesia(7)...................     80         6,758     0.234       1,583        1,267          7,739     0.247
                                                     ---------                ------       ------      ---------
       Total International (Excluding
         Batu Hijau).....................              754,124     0.033      24,658       12,890        491,923     0.036
                                                     =========                ======       ======      =========
 Batu Hijau, Indonesia(8)................     45     1,006,593     0.012      12,096        5,443      1,006,593     0.012
                                                                              ======       ======
       TOTAL GOLD RESERVES...............                                     72,495       52,679
                                                                              ======       ======

                                              DECEMBER 31, 1996
                                           -----------------------
                                           CONTAINED    CONTAINED
        DEPOSITS WITH PROVEN AND            OUNCES     EQUITY OZS.
          PROBABLE RESERVES(1)               (000)        (000)
        ------------------------           ---------   -----------
GOLD RESERVES
UNITED STATES
Nevada Open Pit
 Carlin North -- Post....................    4,875        4,875
 Carlin North -- Genesis Complex.........      777          777
 Carlin North -- Other...................    1,571        1,571
 Carlin South (includes Gold Quarry).....    8,031        8,031
 Carlin Rain District....................      366          366
 Twin Creeks.............................   10,885       10,885
 Lone Tree Complex.......................    5,868        5,868
                                            ------       ------
       Total Nevada Open Pit.............   32,373       32,373
                                            ------       ------
Nevada Underground
 Carlin North............................    1,973        1,973
 Carlin North JV.........................    2,993        1,796
 Carlin Rain District....................       75           75
 Rosebud.................................      500          250
                                            ------       ------
       Total Nevada Underground..........    5,541        4,094
                                            ------       ------
Stockpiles and In-Process................    2,961        2,961
                                            ------       ------
Nevada Totals............................   40,875       39,428
Mesquite, California.....................      832          832
                                            ------       ------
       Total United States(2)(3).........   41,707       40,260
                                            ======       ======
INTERNATIONAL
Minera Yanacocha, Peru
 Carachugo...............................    1,268          651
 Maqui Maqui.............................    1,519          780
 San Jose................................    1,453          746
 Yanacocha...............................    1,866          958
 La Quinua...............................        0            0
 Others..................................        3            2
                                            ------       ------
       Total Yanacocha(4)................    6,109        3,137
La Herradura, Mexico(5)..................    1,683          740
Zarafshan -- Newmont, Uzbekistan(6)......    8,211        4,105
Minahasa, Indonesia(7)...................    1,913        1,530
                                            ------       ------
       Total International (Excluding
         Batu Hijau).....................   17,916        9,512
                                            ======       ======
 Batu Hijau, Indonesia(8)................   12,096        5,443
                                            ======       ======
       TOTAL GOLD RESERVES...............   71,719       55,215
                                            ======       ======

                                                                                          CONTAINED
                                                                             CONTAINED      EQUITY
                                                                  GRADE        POUNDS       POUNDS                    GRADE
                                                                (COPPER %)   (BILLIONS)   (BILLIONS)                (COPPER %)
                                                                ----------   ----------   ----------                ----------
COPPER RESERVES
Batu Hijau, Indonesia(8)...............    45      1,006,593      0.528        10.631       4.784      1,006,593      0.528

                                                      CONTAINED
                                           COPPER       EQUITY
                                           POUNDS       POUNDS
                                         (BILLIONS)   (BILLIONS)
                                         ----------   ----------
COPPER RESERVES
Batu Hijau, Indonesia(8)...............    10.631       4.784

    Numbers may differ slightly from those reported previously as a result of different deposit groupings yielding different rounding of totals.

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

(2) Proven and probable reserves in the U.S. were calculated using cut-off grades as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill cutoffs varied; refractory leach materials not less than 0.030 ounce per ton at Gold Quarry (which contains 96% of the refractory leach reserve ounces); refractory mill material not less than 0.065 ounce per ton.

    Proven and probable reserves were calculated using different recoveries depending on each deposit's metallurgical properties and process. The recoveries utilized in 1997 were as follows: oxide leach recoveries ranged from 58% to 75% averaging 63%; oxide mill recoveries ranged from 69% to 96% averaging 86%; refractory leach recoveries at Gold Quarry ranged from 55% to 60%, averaging 58%; refractory mill recoveries ranged from 84% to 94%, averaging 88%.

    The term "cut-off grade" means the lowest grade of mineralized rock that can be included in the reserve in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and milling or leaching facilities available.

(3) These reserves are approximately 69% refractory in nature which are not amenable to the normal cyanidation recovery processes currently used for oxide material. Such ore must be oxidized before it is subjected to the normal recovery processes.

(4) Calculated using a cut-off grade not less than 0.010 ounce per ton. Assumed leach recoveries is 62% to 82%, depending on each deposit's metallurgical properties. All ore is oxidized.

(5) Based on a feasibility study completed in 1996, using a cut-off grade of
    0.01 ounce per ton and a leach recovery of 72%. All ore is oxidized. Construction began in 1997 and production is expected to begin in mid-1998.

(6) Material available to Zarafshan-Newmont for processing from designated stockpiles or from other specified sources. All ore is oxidized. Tonnage and gold content of material available to Zarafshan-Newmont for processing from such designated stockpiles or from other specified sources are guaranteed by state entities of Uzbekistan. Material is crushed and leached. Ore reserves calculated using 55% to 60% leach recoveries, depending on material type.

(7) Calculated using a cut-off grade of 0.058 ounce per ton and mill recoveries of 88% to 91% depending on material type. Substantially all ore is refractory and will be treated by roasting.

(8) Based on a feasibility study completed in 1996, construction began in 1997 and production is scheduled to begin in late 1999. Production will be in the form of copper concentrate. Recoveries estimated at 93% for copper and 82% for gold. Cut-off grade varies depending on the gold and copper content.

ENVIRONMENTAL MATTERS

  General

     NGC's gold mining and processing operations within the U.S. are subject to extensive federal, state and local governmental regulations for the protection of the environment, including those relating to the protection of air and water quality, hazardous waste management and mine reclamation. NGC continues to successfully permit all mine and processing operations and expansion activities as specified under regulations promulgated by the U.S. and the States of Nevada and California. Management does not believe that ongoing compliance with such regulations will have a material adverse effect on its competitive position. At this time NGC does not expect any material impact on the future recurring operating cost of compliance with currently enacted environmental regulations. Ongoing costs to comply with environmental obligations have not been significant to NGC's total operating costs. Since NGC is not able to pass on any net increases in costs to its customers, any such increases could have an adverse effect on future profitability of NGC. Amendments to current laws and regulations governing operations and activities of mining companies or the stringent implementation thereof could have a material adverse impact on NGC in terms of increased capital and operating expenditures.

  Nevada and California Operations

     It is estimated that with respect to NGC's Nevada and California operations, compliance with federal, state and local regulations relating to the discharge of material into the environment, or otherwise relating to the protection of the environment, required capital expenditures of approximately $19 million in 1997. It is estimated that NGC will require approximately $16 million of capital expenditures for environmental compliance in 1998 and annually thereafter.

     NGC's Nevada and California gold mining and processing operations generate solid waste which is subject to regulation under the federal Resource Conservation and Recovery Act ("RCRA") and similar laws of the States of Nevada and California. Solid waste that is considered "hazardous" is subject to extensive regulation by the U.S. Environmental Protection Agency (the "EPA") and the States of Nevada and California under Subtitle C of RCRA, while non-hazardous solid waste is governed by a less stringent program under Subtitle D of RCRA and solid waste management regulations of the States of Nevada and California. The EPA is developing specific regulations with respect to "extraction" and "beneficiation" wastes from mining operations under Subtitle D of RCRA. NGC is participating in that process. Currently, there is not a sufficient basis to predict the potential impact of such regulations on NGC. Wastes from the "processing" of ores and minerals (including refining wastes) at NGC's Nevada and California operations are subject to regulation under Subtitle C of RCRA. NGC recycles substantially all of the potentially hazardous secondary materials generated during refining operations in compliance with Subtitle C. Such compliance has not had, and is not expected to have, any material impact on NGC's operations.

     NGC's Nevada and California operations are subject to stringent state permitting regulations for protection of surface and ground water, as well as wildlife. These regulations may require additional capital and operating expenditures for expansion of current operations and development of new projects and may increase closure and reclamation costs for pits, tailing impoundments and leaching facilities.

     Mining operations have the potential to produce fugitive dust emissions which are subject to regulation under the laws of the States of Nevada and California. The EPA's current regulations under the federal Clean Air Act exclude fugitive dust from surface mines in determining whether new or expanded sources need permits for construction under the regulations for prevention of significant deterioration of air quality. Compliance with the federal Clean Air Act could ultimately increase NGC's compliance costs for air pollution permitting and/or control, but the impact on NGC's mining operations is so dependent on future regulations and other contingencies that it cannot reasonably be predicted at this time.

  Foreign Operations

     NGC's operations outside of the U.S. are also subject to governmental regulations for the protection of the environment. Management believes that these regulations have not had, and will not have, a material adverse effect on NGC's operations or its competitive position. NGC has successfully permitted all new mine and processing operations as specified under regulations promulgated by the respective national governments in Peru, Uzbekistan and Indonesia. In addition, NGC has mandated that all facilities constructed and operated outside of the U.S. materially comply with a level of environmental protection that is equivalent to that for its U.S. operations. Nevertheless, the adoption of new laws or regulations, or amendments to current laws or regulations, regarding the operations and activities of mining companies could have a material adverse impact on NGC's capital and operating expenditures.

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

  Former Operations

     NGC is involved in matters involving environmental cleanup obligations arising from past mining activities (not in all cases conducted by NGC or NMC) at four separate locations. Idarado Mining Company, an 80.1% owned subsidiary of NGC, agreed by consent decree in 1992 with the State of Colorado to undertake specific remediation work in the Telluride/Ouray area of Colorado. Resurrection Mining Company, 100% owned by NGC, is a defendant in lawsuits brought by the State of Colorado and the U.S. for environmental remediation in the Leadville, Colorado area. Dawn Mining Company, a 51% owned subsidiary of NGC, has filed reclamation proposals for an inactive uranium mine formerly leased from the Spokane Indian Tribe in Washington State and a former mill site located near Ford, Washington. Remediation activities were conducted at these three sites in 1997. At Idarado, remediation work was substantially complete at the end of 1997. If such remediation work does not achieve specific performance objectives defined in the consent decree, the State of Colorado may require Idarado to implement supplemental activities, also as specified in the consent decree. The fourth matter involves reclamation of an inactive site mined by the former owners on the Ivanhoe exploration property in Nevada. At December 31, 1997 NGC had an aggregate $52.2 million accrued for remediation of these four sites and other sites, an increase from $49.8 million accrued at the end of 1996, as a result of changes in estimated future remediation costs, net of expenditures incurred in 1997. See page 67.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Certain statements contained herein (including information incorporated by reference) are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. Such forward-looking statements include, without limitation, (i) estimates of future gold production for specific operations and on a consolidated basis, (ii) estimates of future production costs, exploration expenditures and other expenses for specific operations and on a consolidated basis, (iii) estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof, (iv) statements as to the projected development of certain ore deposits, including estimates of development and other capital costs, financing plans with respect thereto and expected production commencement dates, (v) estimates of future costs and other liabilities for certain environmental matters, including expected date of receipt of environmental permits and completion dates for environmental remediation work, and (vi) estimates of reserves.

     Where NGC expresses an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements ("cautionary statements") are described below. See also "Safe Harbor Statement" on page 36. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

     All subsequent written and oral forward-looking statements attributable to NGC or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. NGC disclaims any intent or obligation to update publicly any forward-looking statements set forth in this Report, whether as a result of new information, future events or otherwise.

GOLD PRICE VOLATILITY

     The cash flows and profitability of NGC's operations is significantly affected by changes in the market price of gold. Market gold prices can fluctuate widely and are affected by numerous factors beyond NGC's control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the U.S. dollar (the currency in which the price of gold is generally quoted) and of other currencies, interest rates, gold sales by central banks, forward sales by producers, global or regional political or economic events, and production and cost levels in major gold-producing regions such as South Africa. In addition, the price of gold sometimes is subject to rapid short-term changes because of speculative activities. The current demand for and supply of gold affect gold prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of gold consists of a combination of new production from mining and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. As the amounts produced in any single year constitute a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant impact on the supply of gold or on its price. If revenue from gold sales falls for a substantial period below NGC's cost of production at its operations, NGC could determine that it is not economically feasible to continue commercial production at any or all of its operations or to continue the development of some or all of its projects. NGC's weighted average total cash cost of equity production for its worldwide operations was $187 per ounce of gold sold in 1997, $218 in 1996 and $204 in 1995. See also "Gold Price" discussion on page 30.

     The gold market generally is characterized by volatile prices. The volatility of gold prices is illustrated in the following table of annual high, low and average afternoon fixing prices for gold per ounce on the London Bullion
Market:

                            YEAR                              HIGH    LOW     AVERAGE
                            ----                              ----    ----    -------
1988........................................................  $484    $395     $437
1989........................................................  $416    $356     $381
1990........................................................  $424    $346     $383
1991........................................................  $403    $344     $362
1992........................................................  $360    $330     $344
1993........................................................  $406    $326     $360
1994........................................................  $396    $370     $384
1995........................................................  $396    $372     $384
1996........................................................  $415    $367     $388
1997........................................................  $367    $283     $331
1998 (through March 5)......................................  $305    $279     $293

---------------

Source of Data: Metals Week and Reuters.

     On March 5, 1998, the afternoon fixing price for gold on the London Bullion Market and the spot market price of gold per ounce on the New York Commodity Exchange was $294.

IMPACT OF PRICE PROTECTION ACTIVITIES

     NGC has utilized commodity instruments to protect the selling price of certain anticipated gold production. Although the use of such instruments may protect a company against low gold prices, it may also prevent full participation in subsequent increases in the market price for gold with respect to covered production.

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

ORE RESERVE ESTIMATES

     The proven and probable reserve figures presented herein are estimates, and no assurance can be given that the indicated levels of recovery of gold and copper will be realized. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold and copper, as well as increased production costs or reduced recovery rates, could render NGC's proven and probable gold and copper reserves containing relatively lower grades of mineralization uneconomic to exploit and may ultimately result in a reduction of reserves.

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

     In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law of 1872, as amended (the "General Mining Law"), which governs mining claims and related activities on U.S. federal lands. Although no such legislation has been adopted to date, there can be no assurances that such legislation will not be adopted in the future. If ever adopted, such legislation could, among other things, impose royalties on gold production from currently unpatented mining claims located on U.S. federal lands. If such legislation is ever adopted, it could reduce the amount of future exploration and development activity conducted by NGC on such U.S. federal lands. In addition, in 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on U.S. federal lands. In October 1994, a moratorium on the processing of new patent applications was approved. While such moratorium currently remains in effect, its future is unclear. As of December 31, 1997, approximately 12.2% of NGC's proven and probable reserves in the U.S. are located on unpatented mining claims on U.S. federal lands, the remainder being located on private land.

RISKS OF FOREIGN INVESTMENTS

     Certain of NGC's activities are located in foreign countries. NGC's foreign investments include operations and exploration projects in Peru, Indonesia and Uzbekistan. NGC also has exploration and/or development projects in North America, Latin America, South America, Southeast Asia and Central Asia.

     Foreign mining investments are subject to the risks normally associated with conducting business in foreign countries, which are less developed or have an emerging economy, including uncertain political and economic environments, as well as risks of war and civil disturbances or other risks which may limit or disrupt a project, restrict the movement of funds or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation, risk of adverse changes in laws or policies of particular countries, increases in foreign taxation, delays in obtaining or the inability to obtain necessary governmental permits, limitations on ownership and on repatriation of earnings, and foreign exchange controls and currency devaluations. Although NGC is not currently experiencing any significant problems in foreign countries arising from such risks, there can be no assurance that such problems will not arise in the future. While political risk insurance has been obtained to cover portions of NGC's investments in Peru, Indonesia and Uzbekistan against certain expropriation, war, civil unrest and political violence risks, such insurance is limited by its terms to the particular risks specified therein and is subject to certain exclusions. There can be no assurance that claims would be paid under such insurance in connection with a particular event in a foreign country. Foreign investments may also be adversely affected by laws and policies of the U.S. affecting foreign trade, investment and taxation. See also "Foreign Currency" discussion on page 30.

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

PROPOSED REPEAL OF PERCENTAGE DEPLETION FOR NONFUEL MINERALS MINED ON CERTAIN FEDERAL LANDS

     NGC presently benefits from the percentage depletion allowance permitted under current law. Subject to limitations, taxpayers may claim deductions for the depletion of mineral resources. Such deductions may be based upon the taxpayer's tax cost of the mineral resources ("cost depletion") or upon a portion of the gross or net revenues from sales of the mineral resources ("percentage depletion"). The proposed 1998 U.S. federal budget would repeal the present percentage depletion provisions for nonfuel minerals, including gold, extracted from any land where title to the land or the right to extract minerals from such land was originally obtained pursuant to the provisions of the General Mining Law. The proposal is stated only in general terms and does not provide specific details as to its potential operation, including the lands that will ultimately be affected. It is uncertain whether the repeal of these provisions will ultimately be adopted. If adopted, however, such repeal could have an adverse effect on the results of operations of NGC. The magnitude of such effect currently cannot be determined and will be affected by several factors, including the specific landholdings of NGC that are actually impacted, the level of future production from such landholdings and future gold prices.

                        GLOSSARY OF CERTAIN MINING TERMS

     Set forth below is a glossary of certain mining and related terms used in this Report:

     Autoclave: A multi-compartment, mechanically-agitated pressure vessel used to oxidize the sulfide minerals contained in gold ores. Gold ore slurry is introduced into the autoclave under high pressure and temperature and chemically reacts with oxygen being sparged into the vessel, thus oxidizing the sulfide to sulfate and preparing the contained gold to be leached with cyanide in subsequent steps. Autoclaves for gold processing typically operate at pressures ranging form 230 to 450 pounds per square inch, and at temperatures ranging from 180 degrees to 250 degrees C.

     Bioleach Technology: A process whereby the sulfide minerals in an ore heap are oxidized by percolation of an oxygen-bearing solution to liberate the occluded gold particles, which are then recovered in a heap leaching step. The oxidation is promoted by a bacterial action.

     Bio-Oxidation: Bacterially-promoted oxidation of sulfide minerals in an ore. This can be carried out by solution percolation in a heap of run-of-mine or crushed ore, or, in the case of finely-ground ore, in air-sparged stirred tanks where the ore is mixed with water to form a slurry. The gold liberated by bio-oxidation is recovered in further leaching stages.

     Carbon-in-Leach: A process by which gold in a milled ore is leached into solution by cyanide and oxygen, and the solubilized gold is simultaneously recovered from the solution by adsorption on to activated carbon particles. The gold-bearing carbon particles are recovered by screening from the mixture of ore and solution. The process is carried out in a series of agitated tanks in which the ore and solution move downstream from tank to tank, and the carbon is moved upstream against the flow.

     Carbon-in-Pulp: A process similar to carbon-in-leach except that leaching with cyanide occurs prior to carbon adsorption.

     Carried Interest: A percentage ownership in a mining company or joint venture which typically does not make cash contributions for the development of the mine. Such contributions are made by a co-owner that usually recovers its investment from mine production profits before any participation in such profits by the carried interest owner.

     Crushing Plant: A plant in which run-of-mine ore is physically reduced in size by mechanical crushing in order to improve the liberation of the gold particles for downstream recovery.

     Dore: Unrefined gold consisting of 60% to 70% gold which is further refined to almost pure gold by a smelter or refinery.

     Dry Tons: Ore tons measured on a moisture-free basis so that the mass of any water in the ore is not counted as part of the weight.

     Equity Ounces: Ounces attributable to a company based upon its interest in the subject property.

     Flotation: A process by which valuable minerals selectively attach to air bubbles in a chemical solution and are thus concentrated and separated from the valueless rock or mineral material in the ore.

     Gold Roaster: A reactor in which air or oxygen-enriched air is blown through a burning bed of finely ground ore containing sulfides and, with certain ores, organic carbon. The fuel value of the sulfides and organic carbon help to sustain the combustion. Destruction of the sulfides and carbon by combustion liberates the gold particles, thereby removing the refractory components in the ore which would otherwise reduce gold recovery in subsequent cyanide extraction.

     Heap Leaching: The process of stacking run-of-mine or crushed ore in a heap, and percolating through the ore a solution containing oxygen and a leaching agent such as cyanide or ammonium thiosulfate. The gold which leaches from the ore into the solution is recovered from the solution by carbon absorption or precipitation. The solution, after topping up the leaching agent, is then recycled to the heap to effect further leaching.

     Merrill-Crowe Plant: A facility where dissolved gold and silver are recovered from a sodium-cyanide leaching solution by precipitation with zinc dust after the leaching solution is clarified and deoxygenated by vacuum treatment.

     Mine: An excavation made in the earth for the purpose of extracting minerals. The excavation may be an open-pit on the surface or underground workings.

     Mining Depletion: During the process of excavating reserves, certain material is mined and processed. The amount of reserves removed is known as depletion.

     Ore: A mixture of valuable and worthless minerals from which at least one of the minerals can be mined and processed at an economic profit.

     Ore Grade: The average amount of gold, expressed in ounces, contained in a dry short ton of gold-bearing ore.

     Oxide Ore: Gold ore that has been subjected to oxidation through natural weathering and surface water percolation to the extent that the minerals are readily treatable by standard processes.

     Refractory Ore: An ore which requires additional steps in the milling process to oxidize the ore, usually involving heat and/or pressure, in order to recover the gold contained in the ore.

     Run-of-Mine: The process of blasting ore and placing it directly on the leaching pad without any crushing activity.

ITEM 3. LEGAL PROCEEDINGS

     In December 1983, the State of Colorado filed a lawsuit in the U.S. District Court for the District of Colorado under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"), 42 U.S.C. 9601 et seq., seeking clean-up and damages for alleged injury to natural resources due to releases of hazardous substances into the environment. This case, State of Colorado v. ASARCO, Inc., et al. (Civil Action No. 83-C-2388), was consolidated with another action, United States of America v. Apache Energy & Minerals, et al. (Civil Action No. 86-C-1676), which was filed in August 1986. Both cases involve allegations of environmental impairment in the vicinity of Leadville, Colorado, including the area of the operations and property of the Res-ASARCO Joint Venture, the Yak Tunnel, and adjacent property, and seek remedial actions and damages from a number of defendants, including NMC and Resurrection Mining Company ("Resurrection") which is an equal partner with ASARCO Incorporated in the Res-ASARCO Joint Venture. In August 1994, the Court entered a Partial Consent Decree between and among the U.S., NMC, Resurrection and certain defendants. The Partial Consent Decree obligates Resurrection to pay for and perform the cleanup of sources of contamination in various areas, pursuant to the CERCLA administrative process. During 1995 and 1996, Resurrection implemented and completed remedial action at selected locations, and development of feasibility studies were sent to the EPA for approval in 1997. Additional remedial activities are planned for 1998. The precise nature of the final remedial activities is subject to EPA and State of Colorado review and selection and public comment. At this time, the precise remedy and cost have not been fixed. The proposed settlement also requires Resurrection to reimburse the EPA and the State of Colorado for their response costs. Further, Resurrection's cleanup and reimbursement obligations are subject to certain sharing percentages with at least one other defendant. The Partial Consent Decree does not resolve certain other potential liabilities, including liability for any natural resource damage and any groundwater or surface water contamination. See also
Note 17 on page 67.

     In September 1995, Southern Peru Copper Corporation ("SPCC"), previously 10% owned by NGC, was served with a lawsuit, which was filed in the state court of Nueces County, Texas, naming as defendants SPCC, its present and former stockholders including NGC, and certain other defendants. The lawsuit sought unspecified compensatory and punitive damages for alleged personal injuries to approximately 700 persons resident in Peru and property damages arising from alleged releases into the environment from SPCC operations in Peru. In September 1995, the action was removed from Texas state court to the U.S. District Court for the Southern District of Texas, Corpus Christi Division. In October 1995, SPCC and other defendants filed a motion to dismiss the action on a number of grounds, including that it would be unreasonable for a U.S. court to exercise extraterritorial jurisdiction, lack of personal jurisdiction and forum non conveniens. In January 1996, the Court entered an order dismissing the complaint on the grounds that under U.S. and international law the subject matter of the lawsuit should be adjudicated before Peruvian courts. In February 1996, plaintiffs filed a notice of appeal from the order of the U.S. District Court dismissing the complaint and from an earlier order of that Court denying plaintiffs' motion to remand the case to the Texas state court. The U.S. Court of Appeals for the Fifth Circuit heard argument on the appeal in December 1996 and affirmed the dismissal in May 1997. This matter is now closed with no liability to NGC or NMC.

     In December 1996, Santa Fe entered into a definitive merger agreement with Homestake Mining Company ("Homestake") and a subsidiary of Homestake, subsequent to discussions during November 1996 with both Homestake and NMC regarding potential business combinations. In January 1997, NMC announced a proposal for a business combination with Santa Fe. Santa Fe commenced discussions with NMC in January 1997 and in March 1997, the merger agreement between Homestake and Santa Fe was terminated and Santa Fe entered into a merger agreement with NMC. In December 1996, six Santa Fe stockholders filed class action complaints against Santa Fe and Santa Fe's Board of Directors (collectively, "Defendants"). The complaints alleged, among other things, that members of the Santa Fe Board of Directors breached their fiduciary responsibilities to Santa Fe's stockholders by failing to consider fully the NMC proposal to acquire Santa Fe and the Santa Fe Board of Directors approved the Homestake merger transaction to ensure that certain of the defendants would retain their positions. Subsequent to the consummation of the merger, the plaintiffs dismissed the complaints but have sought to have the Delaware Court of Chancery retain jurisdiction for the purpose of determining whether plaintiffs' counsel are entitled to an award of attorneys' fees. Plaintiffs have not filed a petition for such an award. Any such award should not have a material adverse effect on NGC's financial position or results of operations.

     For a description of the litigation involving NGC's ownership interest in Minera Yanacocha, see page 7.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     NGC's executive officers as of March 5, 1998 were:

             NAME                AGE                          OFFICE
             ----                ---                          ------
Ronald C. Cambre...............  59     Chairman, President and Chief Executive Officer
Wayne W. Murdy.................  53     Executive Vice President and Chief Financial
                                        Officer
John A. S. Dow.................  52     Senior Vice President, Exploration
David H. Francisco.............  48     Senior Vice President, International Operations
Lawrence T. Kurlander..........  58     Senior Vice President, Chief Administrative Officer
W. James Mullin................  52     Senior Vice President, North American Operations
David A. Baker.................  43     Vice President, Environmental Affairs
D. Scott Barr..................  48     Vice President, Projects
George G. Byers................  51     Vice President, Government Relations
Steven A. Conte................  55     Vice President, Human Resources
Thomas M. Conway...............  41     Vice President, Latin American Operations
Mary E. Donnelly...............  46     Vice President, Government Relations
Thomas L. Enos.................  46     Vice President, General Manager, Carlin
W. Durand Eppler...............  44     Vice President, Business Development and Planning
Gary E. Farmar.................  43     Vice President, Internal Audit
Patricia A. Flanagan...........  39     Vice President, Treasurer and Assistant Secretary
Eric Hamer.....................  55     Vice President and Senior Project Executive,
                                        Indonesia
Bruce D. Hansen................  40     Vice President, Project Development
Joy E. Hansen..................  52     Vice President and General Counsel
Jeffrey R. Huspeni.............  42     Vice President, Mine Geology
Donald G. Karras...............  44     Vice President, Taxes
Leendert G. Krol...............  58     Vice President, International Exploration
Leland W. Krugerud.............  46     Vice President, Accounting and Information Systems
Jack H. Morris.................  58     Vice President, Corporate Relations
Jean-Michel Rendu..............  54     Vice President, Resources and Mine Planning
Timothy J. Schmitt.............  55     Vice President, Secretary and Assistant General
                                        Counsel
Linda K. Wheeler...............  44     Controller

     There are no family relationships by blood, marriage or adoption among any of the above executive officers of NGC. All executive officers are elected annually by the Boards of Directors of NGC to serve for one year or until their respective successors are elected and qualify. There is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he or she was selected as an officer.

     Mr. Cambre was elected Chairman of NGC in November 1994 (effective January
1995), President in June 1994 and Chief Executive Officer in September 1993 (effective November 1993). He served as Vice Chairman of NGC from November 1993 through December 1994. Previously, he served as Vice President and Senior Technical Advisor to the office of the Chairman of Freeport-McMoRan Inc., a natural resources company, from June 1988 to September 1993. He is also Chairman, President and Chief Executive Officer of NMC.

     Mr. Murdy was elected Executive Vice President of NGC in July 1996 and designated Chief Financial Officer effective in December 1992. He served as a Senior Vice President of NGC from December 1992 to July 1996. He is also Executive Vice President and Chief Financial Officer of NMC.

     Mr. Dow was elected Senior Vice President, Exploration of NGC in July 1996. He served as Vice President, Exploration of NGC from April 1992 to May 1994. Previously, he held various senior exploration positions with NGC and its subsidiaries for more than five years. He is also Senior Vice President, Exploration of NMC.

     Mr. Francisco was elected Senior Vice President, International Operations of NGC in May 1997. Previously, he served as Vice President, International Operations from July 1995 to May 1997. Previously, he served as Executive Vice President and General Manager of P.T. Freeport Indonesia Co., a natural resources company, from August 1992 to May 1995.

     Mr. Kurlander was elected Senior Vice President, Chief Administrative Officer of NGC in May 1997; he served as Senior Vice President, Administration from March 1994 to May 1997. Previously, he served as Senior Vice President, Public Affairs and Government Affairs, for Nabisco International Inc. of RJR Nabisco, Inc., a consumer products company, since 1992. He is also Senior Vice President, Chief Administrative Officer of NMC.

     Mr. Mullin was elected Senior Vice President, North American Operations of NGC in May 1997. Previously, he served as Vice President and Regional Director, Nevada Operations of NGC from May 1994 to May 1996, and prior thereto served as Vice President and General Manager from December 1993 to May 1994. He also served as Acting General Manager from January 1993 to December 1993. Prior thereto he held various senior operating positions with NGC.

     Mr. Baker was elected Vice President, Environmental Affairs of NGC in April 1991.

     Mr. Barr was elected Vice President, Projects of NGC in May 1997. Previously, he served as Director, Technical Services from October 1995 to May 1997. Previously, he served as Vice President, Planning of Independence Mining Company, Inc., a natural resources company, from January 1985 to October 1995.

     Mr. Byers was elected Vice President, Government Relations of NGC in May 1997. Previously, he served as Vice President, Government Affairs of Santa Fe Pacific Gold Corporation, a natural resources company, from January 1990 to May 1997.

     Mr. Conte was elected Vice President, Human Resources of NGC in April 1995. Previously, he served as Vice President, Human Resources of Echo Bay Mines Ltd., a natural resources company, from January 1988 to April 1995.

     Mr. Conway was designated Vice President, Latin America Operations of NGC in December 1997. Previously, he served as Vice President, General Manager, Yanacocha from May 1997 to December 1997 and held various senior positions with NGC since 1986.

     Ms. Donnelly was elected Vice President, Government Relations of NGC in June 1990.

     Mr. Enos was elected Vice President, General Manager, Carlin of NGC in May 1997. Previously, he served as General Manager of Carlin and held various senior positions with NGC and its subsidiaries since 1971.

     Mr. Eppler was elected Vice President, Business Development and Planning of NGC in May 1995. Previously, he served as Managing Director of Chemical Securities, Inc., an affiliate of Chemical Bank, for more than five years.

     Mr. Farmar was designated Vice President, Internal Audit of NGC in May 1997. Previously, he served as Vice President and Controller of NGC from December 1992 to May 1997.

     Ms. Flanagan was elected a Vice President of NGC in March 1995 and elected Treasurer in December 1992. Previously, she served as an Assistant Treasurer. She was appointed Assistant Secretary in June 1992. She is also Vice President, Treasurer and Assistant Secretary of NMC.

     Mr. Hamer was elected Vice President and Senior Project Executive, Indonesia of NGC in August 1997. From May 1996 to August 1997 he served as Vice President, Senior Project Executive, Batu Hijau for NGC. Previously, he served as Vice President, North American Operations of NGC from July 1995 to May 1996, as

Vice President, Indonesian Projects, from January 1994 to July 1995 and as Vice President, Project Development from January 1993 through December 1993. He also served as Vice President and General Manager of NGC's Carlin operations from October 1991 to December 1992.

     Mr. Hansen was elected Vice President, Project Development of NGC in May 1997. Previously, he served as Senior Vice President, Corporate Development of Santa Fe Pacific Gold Corporation, a natural resource company, from April 1994 to May 1997 and prior thereto, held various senior positions with Santa Fe since 1982.

     Ms. Hansen was elected Vice President and General Counsel of Newmont in September 1996. She was elected Vice President and Associate General Counsel of NGC in March 1995 and designated General Counsel in July 1996. Previously, she served as Associate General Counsel of NGC from March 1992 to July 1994.

     Mr. Huspeni was elected Vice President, Mine Geology of NGC in May 1997. Previously, he served as Director, Mine Geology of NGC and held various senior positions with NGC since January 1982.

     Mr. Karras was elected Vice President, Taxes of NGC in November 1992. He is also Vice President, Taxes of NGC.

     Mr. Krol was designated Vice President, International Exploration of NGC in October 1997. Previously, he served as Vice President, International Exploration and Acquisitions of NGC from May 1997 to October 1997, and Vice President, Exploration of NGC from September 1994 to May 1997. He served as Director of Foreign Exploration from May 1992 to September 1994.

     Mr. Krugerud was elected Vice President of Accounting and Information Systems of NGC in May 1997. Previously, he served as Director, Internal Audit of NGC and held various senior positions with NGC for more than five years.

     Mr. Morris was elected Vice President, Corporate Relations of NGC in March 1994. Previously, he served as Director of Investor Relations and Corporate Communications for Inland Steel Industries, a steel producer, from 1990 to 1993.

     Mr. Rendu was designated Vice President, Resources and Mine Planning of NGC in June 1997. Previously, he served as Vice President, Technical Services from January 1995 to June 1997 and served as Vice President, Information Systems of NGC from November 1991 to January 1995 and Vice President, Mine Engineering of NGC from March 1991 to January 1995.

     Mr. Schmitt was elected a Vice President of NGC in December 1986 and was elected Secretary in May 1988. He was designated Assistant General Counsel in October 1991. He is also Vice President, Secretary and Assistant General Counsel of NMC.

     Ms. Wheeler was elected Controller of NGC in May 1997. Previously, she served as Controller of Santa Fe Pacific Gold Corporation, a natural resources company, from May 1994 to May 1997, and held various management positions with Santa Fe prior thereto. She is also Controller of NMC.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     NGC's common stock is listed and principally traded on the New York Stock Exchange (under the symbol "NGC") and is also listed on the Paris Bourse. The following table sets forth, for the periods indicated, the high and low sales prices per share of NGC's common stock as reported on the New York Stock Exchange Composite Tape.

                                                          1997              1996
                                                     ---------------   ---------------
                                                      HIGH     LOW      HIGH     LOW
                                                     ------   ------   ------   ------
First quarter......................................   49.00    38.38   $60.50   $43.75
Second quarter.....................................   40.88    34.63   $62.25   $50.25
Third quarter......................................   47.00    36.81   $55.75   $46.88
Fourth quarter.....................................   47.50    26.38   $51.38   $43.38

     On March 5, 1998, there were 907 stockholders of record of NGC's common stock.

     In 1997, a dividend of $0.12 per share of common stock outstanding was declared in the first three quarters and $0.03 per share in the fourth quarter, or a total of $0.39 per share for such year. A dividend of $0.12 per share of common stock outstanding was declared in each quarter of 1996, or a total of $0.48 per share for such year. The determination of the amount of future dividends, however, will be made by NGC's Board of Directors from time to time and will depend on NGC's future earnings, capital requirements, financial condition and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

                                               1997       1996       1995       1994       1993
                                             --------   --------   --------   --------   --------
                                                       (IN MILLIONS, EXCEPT PER SHARE)
FOR THE YEARS ENDED DECEMBER 31,
Sales......................................  $1,572.8   $1,105.7   $  981.6   $  967.5   $  830.3
Income from continuing operations..........      72.9      105.2      157.5      135.7      134.5
Net income.................................  $   72.9   $  105.2   $  157.5   $  135.7   $  279.2
Income per common share:
  Continuing operations....................  $   0.44   $   0.63   $   0.95   $   0.80   $   0.88
  Net income(1)............................  $   0.44   $   0.63   $   0.95   $   0.80   $   1.82
Dividends declared per common share(2).....  $   0.39   $   0.48   $   0.48   $   0.48   $   0.48
AT DECEMBER 31,
Total assets...............................  $3,614.0   $3,282.1   $2,710.0   $2,429.0   $1,833.3
Long-term debt, including current
  portion..................................  $1,222.7   $1,059.1   $  808.5   $  683.6   $  349.3
Stockholders' equity.......................  $1,697.1   $1,667.0   $1,354.7   $1,256.4   $1,138.4

---------------

(1) In 1993, includes income from discontinued operations of $142.0 million ($0.92 per share), net of tax, and a benefit of $2.7 million ($0.02 per share), net of tax, for the cumulative effect of a change in accounting for income taxes.

(2) In the years 1993 through 1996, NGC declared dividends of $0.48 per NGC common share. Santa Fe declared dividends of $0.05 per Santa Fe common share in 1996 and 1995. Prior to 1995, Santa Fe paid dividends to another company as its wholly-owned subsidiary.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following provides information which management believes is relevant to an assessment and understanding of Newmont Gold Company ("NGC") and its subsidiaries' (collectively, "Newmont") consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes ("Notes"). NGC is approximately 93.75% owned by Newmont Mining Corporation ("NMC"), and holds all operating assets of NMC. As described in Note 1, Newmont acquired Santa Fe Pacific Gold Corporation ("Santa Fe") on May 5, 1997, through a tax-free exchange of stock. The consolidated financial statements have been restated for periods prior to 1997 to reflect the merger with Santa Fe as a pooling of interests.

SUMMARY

     Newmont earned $72.9 million ($0.44 per share) in 1997 including an after-tax charge of $119.8 million ($0.72 per share) related to expenses and write-offs associated with the Santa Fe merger and a gain of $15.4 million ($0.09 per share) related to the close-out of certain put and call option contracts. Excluding these one-time items, Newmont earned $177.3 million ($1.07 per share). This compared with 1996 and 1995 earnings of $105.2 million ($0.63 per share) and $157.5 million ($0.95 per share), respectively. Earnings in 1995 included an after-tax gain of $72 million ($0.47 per share) from the sale of Newmont's interest in Southern Peru Copper Corporation and an after-tax charge of $37.1 million ($0.24 per share) from the write-off of two exploration properties and a related reclamation provision. Significant factors contributing to 1997 results were the merger with Santa Fe, the consolidation of Minera Yanacocha and improved operating performance at each mine, partially offset by a decline in the realized gold price.

     Total equity gold production increased 27% in 1997 to 3,956,800 ounces from 3,104,100 ounces in 1996. Total cash costs per ounce of equity production declined 14% to $187 in 1997 from $218 in 1996. Realized prices per equity ounce were $41 lower in 1997 than in 1996, and $20 and $7 higher than the average market gold price in 1997 and 1996, respectively, as approximately 30% of equity production, mostly related to former Santa Fe properties, was sold under commodity instruments at average prices of $412 an ounce. Production in 1998 is expected to be between 3.8 million and 4.0 million equity ounces at a total cash cost under $200 per ounce.

     At December 31, 1997, Newmont's proven and probable gold reserves totaled
52.7 million equity ounces, calculated at a gold price of $350 per ounce. Reserves at the end of 1996 were 55.2 million ounces, calculated at a gold price of $400 per ounce.

ADDITIONAL INTEREST IN MINERA YANACOCHA

     As discussed in Note 3, an additional 13.35% interest in Minera Yanacocha was treated as acquired in 1997, increasing the company's ownership to 51.35%. This followed a decision of the Peruvian Superior Court that Newmont had a preemptive right to acquire its proportionate share of a former partner's interest. As a result, Minera Yanacocha was consolidated into Newmont's financial statements beginning in 1997, with the increase in ownership reflected as of February 1997. Previously, Minera Yanacocha was accounted for as an equity interest in an affiliated company.

     The acquisition of this additional interest continues to be contested and at this time, Newmont is unable to predict the outcome of the litigation. A favorable outcome would result in the payment of approximately $59 million for the acquired interest. An unfavorable outcome would require reversion to equity accounting in 1997 for Newmont's 38% interest in Minera Yanacocha and the possibility of a dividend refund attributable to the acquired interest. The additional interest represented $0.07 of net income per share and 3% of total equity production in 1997 and is expected to comprise 4% of 1998 equity production.

MARKET CONDITIONS AND RISKS

  GOLD PRICE

     Newmont's profitability is significantly affected by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, forward selling by producers, central bank sales and purchases, investor sentiment and production levels. During 1997 and early 1998, the market gold price declined to its lowest level in 18 years. Several central banks sold a portion of their gold reserves and others have discussed proposals to sell. Producer hedging and short-selling by speculators, both of which are sustained by central bank lending, were at record levels in 1997. The perception that central banks may further reduce their gold reserves and the belief that major world economies can sustain a low-inflationary environment could continue to adversely impact the market price of gold. Although Newmont is one of the lowest cost gold producers, a sustained period of low gold prices could have a material adverse affect on its financial position and results of operations.

     Newmont has utilized commodity instruments to protect the selling price of certain anticipated gold production. Approximately 739,000 ounces, or 20 percent of production in 1998, will be sold under such instruments. Forward sales contracts at an average price of $454 per ounce are in place for 125,000 ounces per year from the Minahasa mine in Indonesia through December 2000. In addition, spot deferred contracts for approximately 614,000 ounces of production from former Santa Fe mines at an average price of $423 per ounce expire monthly through September 1998. In July 1997, Newmont entered into forward purchase contracts at an average price of $331 per ounce offsetting the approximate 1.1 million ounces of Santa Fe production then covered by spot deferred contracts. The gain or loss from these contracts is recognized in sales revenue as the related gold is delivered. At current estimates of 1998 production and expenses, a $10 change in the gold price results in an increase or decrease of approximately $38 million in cash flow from operations and approximately $27 million ($0.17 per share) in net income.

     During 1998, Newmont is taking further steps to optimize operations to preserve cash without impairing long-term growth during the current low gold price environment. Cash outlays are being reduced through a combination of lower capital spending, a refocused exploration program, revised mine and production plans, decreased general and administrative expenses and a reduction in dividends. In January 1998, Newmont reduced its domestic workforce by approximately 500 people, or 11%. The expected result of these measures is to allow the company to fund capital expenditures and dividends from operating cash flow without incurring additional debt, excluding project financing for the development of the Batu Hijau project in Indonesia.

  FOREIGN CURRENCY

     In addition to the U.S., Newmont has operations in Peru, Uzbekistan and Indonesia. Gold produced at these operations is sold in the international markets for U.S. dollars. The cost and debt structures at these operations are also primarily U.S. dollar denominated. To the extent that there are fluctuations in local currency exchange rates against the U.S. dollar, the devaluation of a local currency is generally economically neutral or beneficial to the operation since local salaries and supply contracts will decrease against the U.S. dollar revenue stream.

     Indonesia has recently experienced a significant devaluation of its currency, the rupiah. Newmont's functional currency for its Indonesian projects is the U.S. dollar; however, certain receivables, primarily related to refunds of Value Added Tax, are denominated in rupiah. During 1997, $3.3 million was charged to Other expenses to reflect the recent devaluation of these receivables. Newmont's Minahasa operations and Batu Hijau project are in remote locations and have been largely unaffected by the social problems brought about by the recent economic situation in Indonesia.

  INTEREST RATES

     At December 31, 1997, Newmont's long-term debt included $383.7 million variable-rate debt with an average interest rate of 6.4%, and fixed-rate debt of $839.0 million with an average interest rate of 7.5% and an estimated fair value of $863.2 million. In February 1998, Newmont's public debt was rated Baa3 by Moody's Investors Service and BBB by Standard & Poor's Ratings Services.

RESULTS OF OPERATIONS

  PRODUCTION

     Newmont has increased production in recent years by expanding its processing capabilities for refractory ores in Nevada and bringing new operations into production overseas. In 1997, each of these operations reached record production levels and reported lower per ounce costs as summarized below:

                                                           1997       1996       1995
                                                          -------    -------    -------
Equity production ozs.(000):
  Nevada operations.....................................  2,776.5    2,328.3    2,297.1
  Mesquite..............................................    227.9      191.6      189.2
  Minera Yanacocha*.....................................    530.9      308.3      209.8
  Zarafshan-Newmont.....................................    215.0      163.2       18.5
  Minahasa..............................................    206.5      112.7         --
                                                          -------    -------    -------
          Total.........................................  3,956.8    3,104.1    2,714.6
                                                          =======    =======    =======

---------------

* 51.35% beginning February 1997, 38% in 1996 and 1995

                                                              1997    1996    1995
                                                              ----    ----    ----
Total cash costs per equity oz.:
  Nevada operations.........................................  $207    $234    $214
  Mesquite..................................................   213     245     211
  Minera Yanacocha..........................................    95     107     119
  Zarafshan-Newmont.........................................   204     225     218
  Minahasa..................................................   167     224      --
          Weighted average..................................  $187    $218    $204

     Total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, production taxes, royalties and other cash costs. On a per ounce basis, costs in 1997 were lower than 1996 as a result of increased production levels, continued cost containment efforts, and processing higher-grade ore with increased recovery rates in Nevada. Such costs were higher in 1996 compared with 1995 because of more underground mining in Nevada, higher waste-to-ore ratios in open-pit mines at Nevada and Mesquite and processing a higher percentage of refractory ore.

  U.S. OPERATIONS

     Newmont's Nevada operations are along the Carlin Trend near Elko and in the Winnemucca Region, where former Santa Fe mines (Twin Creeks and the Lone Tree Complex) are located. Production in 1997 came from 17 open-pit and 5 underground mines. Oxide ores are processed by milling or heap-leaching, depending upon the grade. Higher-grade refractory ores are processed by a roaster at Carlin, and by autoclaves in the Winnemucca Region. Lower-grade refractory ores are processed through a flotation plant in the Winnemucca Region or by bio-oxidation and heap-leaching at Carlin.

     Production in 1997 increased 19% from 1996 primarily due to (1)completion of the Trenton Canyon and Mule Canyon projects in the Lone Tree Complex in late 1996, (2) initial production from the Sage Mill autoclaves, the Lone Tree flotation plant and the 50%-owned Rosebud mine during 1997; (3) 30% higher roaster production resulting from processing higher-grade ores; and,
(4)subsequent to the merger, transportation of selected ore types to the processing facility that maximized gold recovery and production. Total cash costs per ounce declined 12% primarily because of higher grades and improved recovery rates at both oxide and refractory mills.

     Nevada's production is increasingly coming from higher-cost refractory ores from both deep open-pits and underground mines as lower-cost, near-surface oxide ores are depleted. The refractory ore treatment facilities are expected to account for approximately 47% of the Nevada operations' gold production in 1998, up from 35% in 1997 and 30% in 1996.

     To preserve cash during the low gold price environment, Newmont is reducing mining rates at pits with high strip ratios and deferring some capital spending. In addition, one oxide mill in the Winnemucca Region and two mills at Carlin will operate on a campaign basis. As a result, the Nevada workforce was reduced by 285 in January 1998. In addition, production scheduled for 1998 from the partner-operated Post deposit will be deferred due to a pit-wall slide that occurred in mid-1997. With these changes, Nevada production is expected to decrease slightly in 1998, with somewhat higher total cash costs per ounce.

     Production at the Mesquite mine, a heap-leach operation in southern California, increased 19% in 1997 from 1996 and total cash costs declined 13% as a result of higher recoveries from ore placed on heap-leach pads. Mesquite is reaching the end of its economic life; however, a prospective property received in connection with a recent land exchange may lead to additional gold reserves and extension of the mine life. Beginning in 1998, mining rates were reduced to allow production to continue while Newmont obtains the required environmental permits and performs development work on the newly acquired land. To facilitate the new mine plan, the workforce was reduced by approximately 125, or 40%, in January 1998. Production is expected to decrease to about 140,000 ounces in 1998, but with somewhat lower total cash costs per ounce.

  INTERNATIONAL OPERATIONS

     Minera Yanacocha in Peru achieved record production of 1,052,800 ounces (530,900 equity ounces) in 1997, 30% higher than 1996 production of 811,400 ounces (308,300 equity ounces) due to higher tons mined and increased recovery rates. With its increased ownership, Newmont's equity share of production increased 72% in 1997. Production in 1996 was 47% higher than in 1995, primarily due to commencement of production at a third mine. Production in 1998 is expected to reach 1.2 million ounces (600,000 equity ounces).

     Total cash costs are comparatively low at Minera Yanacocha because of low strip ratios and porous ore that yields high gold recovery without crushing prior to heap-leaching. Total cash costs per ounce were 11% lower in 1997 and 1996 compared with the respective prior year due to higher production levels and recoveries. Costs are expected to increase in 1998 with longer hauling distances as pits deepen, increased strip ratios and declines in ore grades.

     The Zarafshan-Newmont Joint Venture, in the Central Asian Republic of Uzbekistan, is a 50/50 joint venture between a subsidiary of Newmont and two Uzbekistan governmental entities. Zarafshan-Newmont, which began production in September 1995, produces gold by crushing and heap-leaching low-grade oxide ore from existing stockpiles at the government-owned Muruntau mine. Production increased 32% in 1997 primarily as a result of processing 15% more tons of ore and achieving plant design operating rates. With increased production, total cash costs per ounce declined 9%. In 1998, production is expected to be comparable to 1997.

     In Indonesia, production began in 1996 at Newmont's 80%-owned Minahasa property. Newmont has an 80% interest in this project, but because it funded 100% of the construction costs, Newmont is entitled to 100% of the gold production until it recovers the bulk of its investment, including interest. Production and total cash costs per ounce in 1997 reflected a full year of operation compared with a partial year in 1996. Also, a roaster was commissioned early in 1997 for processing refractory ore. Production is expected to reach approximately 250,000 ounces in 1998.

  FINANCIAL RESULTS

     Increases in consolidated sales revenue were related to the 1997 consolidation of Minera Yanacocha, changes in annual production levels and the average annual gold price received as shown in the following table:

                                                         1997        1996        1995
                                                       --------    --------    --------
Consolidated Sales (in millions).....................  $1,572.8    $1,105.7    $  981.6
Consolidated production ozs. (000)...................   4,478.7     2,790.1     2,504.8
Average price received per ounce.....................  $    351    $    396    $    392
Average market price per ounce.......................  $    331    $    388    $    384

                                                             1997 VS. 1996    1996 VS. 1995
                                                             -------------    -------------
Increase (decrease) in sales revenues due to (in millions):
  Consolidation of Minera Yanacocha........................     $ 344.3          $   --
  Consolidated production*.................................       251.1           114.1
  Average gold price received..............................      (128.3)           10.0
                                                                -------          ------
          Total............................................     $ 467.1          $124.1
                                                                =======          ======

---------------

* excluding Minera Yanacocha in 1997

     Costs applicable to sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production. The increase in costs applicable to sales was primarily due to increased production levels at all operations.

                                                            1997      1996      1995
                                                           ------    ------    ------
Costs Applicable to Sales (in millions):
  Nevada operations......................................  $575.3    $544.1    $489.5
  Mesquite...............................................    49.4      47.5      40.0
  Minera Yanacocha.......................................    98.9        --        --
  Zarafshan-Newmont......................................    43.8      36.9       4.1
  Minahasa...............................................    32.6      23.8        --
                                                           ------    ------    ------
          Total..........................................  $800.0    $652.3    $533.6
                                                           ======    ======    ======

     Certain mining costs associated with deposits that have diverse grade and waste-to-ore ratios over the mine-life are capitalized. Such costs are charged to operating expenses as the related gold is sold. In 1997, 1996 and 1995, such costs were capitalized for certain deposits at the Nevada operations ($66.5 million, $130.4 million and $106.2 million, respectively) and at Minahasa ($8.4 million, $6.1 million and $1.2 million, respectively).

     Capitalized mining costs were lower in 1997 compared with 1996 primarily because of a significant decrease in mined ounces from the Post deposit in Nevada, following the pit wall failure. Capitalized mining costs are expected to decrease in 1998, with reduced mining rates in Nevada.

     Depreciation, depletion and amortization ("DD&A") increased 30% from 1996 and 9% from 1995. The consolidation of Minera Yanacocha, completion of Winnemucca Region mine and mill expansion projects and a full year of operations at Minahasa accounted for the increase in 1997. The increase in 1996 over 1995 related to additional assets placed in service in Nevada, a full year of Zarafshan-Newmont operations and the startup of Minahasa operations. DD&A is expected to be somewhat higher in 1998 reflecting a full year of operation of the Sage Mill and flotation plant in Nevada and assets placed in service at Minera Yanacocha.

     Exploration and research expenses were $98.4 million, $92.9 million and $91.7 million in 1997, 1996 and 1995, respectively. In 1998, exploration and research expenses will be curtailed by approximately $30 million as this effort is focused on nearer-term targets in order to conserve cash.

     General and administrative expense ("G&A") increased slightly each year, primarily resulting from additional staffing required for Newmont's growing international operations. G&A expenses are expected to be reduced by approximately $15 million in 1998, due to synergies related to the merger and efforts to conserve cash.

     Interest expense, net of capitalized interest was $77.1 million, $58.6 million and $47.1 million in 1997, 1996 and 1995, respectively. The 1997 increase was associated with higher debt balances following the consolidation of Minera Yanacocha's $100 million financing obtained during the year and additional credit facility borrowings for expansion projects. Interest associated with the Santa Fe debentures issued in mid-1996 accounted for the increase in 1996 over 1995. Net interest expense in 1998 is expected to be comparable to 1997.

     Merger and related expenses for Newmont of $162.7 million ($104.4 million net of tax) consisted of $135.4 million of transactions costs and $27.3 million in asset write-offs.

     In 1995, Newmont wrote off two exploration properties totaling $52.5 million when it was determined that projected deposit sizes and economic returns were lower than Newmont's threshold for development.

     Other expenses for 1997 included $10.0 million for severance costs associated with the January 1998 workforce reduction. In 1996, $8.7 million related to Santa Fe asset write-offs and restructuring expenses. In 1997, 1996 and 1995, $5.0 million, $6.6 million and $3.0 million, respectively, related to environmental obligations associated with former mining activities.

     Dividends, interest and other income for 1997 included gains of $23.7 million (related to the close-out of certain put and call option contracts) and $5.1 million (related to the disposition of a Santa Fe uranium property). In 1997, 1996 and 1995, $6.5 million, $3.1 million and $28.3 million, respectively, were recorded for business interruption insurance for problems associated with the roaster in Nevada. As discussed in Note 9, in January 1996, Newmont issued
4.65 million shares of common stock resulting in higher cash balances and interest income in 1996 compared with 1995. Interest income is expected to be the primary component of Dividends, interest and other income in 1998.

     In 1997, Newmont recognized an income tax benefit of $7.9 million compared with a benefit of $15.9 million in 1996. The tax benefit in 1997 reflected the consolidation of Minera Yanacocha offset by higher percentage depletion from increased U.S.-based production, synergies from the merger and refunds from the settlement of prior-year audits. The 1996 benefit included foreign tax credits associated with Minera Yanacocha, which were substantially higher in 1996 than 1995, as well as benefits of $6.0 million from resolution of prior-year tax issues. In 1995, tax expense of $30.0 million included $41.2 million related to the sale of Newmont's investment in Southern Peru Copper, partially offset by a tax benefit of $20 million resulting from the write-off of two exploration properties.

LIQUIDITY AND CAPITAL RESOURCES

     During 1997, existing cash balances, cash flow from operations ($287.4 million) and net borrowings ($105.2 million) funded capital expenditures ($415.1 million), dividends ($58.2 million) and net advances to joint ventures and affiliates ($50.8 million). Newmont plans to use cash on hand at December 31, 1997 of $146.2 million and operating cash flow to fund 1998 capital expenditures and dividends.

  INVESTING ACTIVITIES AND CAPITAL EXPENDITURES

     Batu Hijau

     As discussed in Note 17 to the financial statements, Newmont has a 45% interest in the Batu Hijau project in Indonesia, accounted for on an equity basis effective July 1996. At December 31, 1997 and 1996, Newmont's investment of $76.8 million and $46.6 million, respectively, was included in Other long-term assets and cash flow activity was reflected in Advances to joint ventures and affiliates.

     Batu Hijau contains proven and probable reserves of 10.6 billion pounds of copper (4.8 billion equity pounds) and 12.1 million ounces of gold (5.4 million equity ounces). Production is expected to begin in late

1999, with a projected mine life in excess of 20 years. The cost for development of the open-pit mine, mill and infrastructure including employee housing, a port, electrical generation facilities, interest during construction, cost escalation and working capital is expected to approximate $1.9 billion.

     Financing agreements for $1.0 billion were signed in July 1997 for development of the project. The financing is guaranteed by Newmont and its partner, Sumitomo Corporation ("Sumitomo"), 56.25% and 46.75%, respectively, until project completion tests are met, and will be non-recourse thereafter (except for a $125 million contingent support facility that Newmont and Sumitomo have agreed to provide). Repayment of the borrowings will begin the earlier of six months after project completion or June 15, 2001. Initial draws of $160 million from the facility occurred in January 1998 and a total of approximately $725 million is expected to be utilized during 1998.

     Construction commenced in 1997 and at December 31, 1997, Newmont had spent $131 million (including exploration expense) on the project, which was 22% complete. Newmont expects to spend approximately $70 million on the project in 1998.

                                                               1997      1996      1995
                                                              ------    ------    ------
     Capital Expenditures (in millions):
  Nevada operations.........................................  $231.0    $450.8    $351.9
  Minera Yanacocha..........................................   113.7        --        --
  Minahasa..................................................    24.2      27.4      76.7
  Mesquite..................................................    18.8       3.6       5.6
  Zarafshan-Newmont.........................................     5.6       7.3      30.3
  Batu Hijau................................................      --      15.1      27.7
  Other projects and capitalized interest...................    21.8      43.6      28.7
                                                              ------    ------    ------
          Total.............................................  $415.1    $547.8    $520.9
                                                              ======    ======    ======

     1997 expenditures in Nevada related to completion of the Sage Mill and other processing equipment ($90.3 million), capitalized mining costs ($66.5 million), mining and dewatering equipment ($22.9 million), deferred mine development ($22.5 million), refractory leach pads ($10.9 million) and other ongoing capital requirements. Minera Yanacocha expenditures included mine and facility expansion ($78.4 million) and development drilling ($14.0 million).

     During 1996, capital expenditures in Nevada included approximately $154.0 million for projects in the Carlin Region (capitalized mining costs, underground development, mining and processing equipment, and refractory leach pads) and $296.8 million for projects associated with former Santa Fe operations (the Sage Mill and flotation plant, capitalized mining costs, completion of the Trenton Canyon and Mule Canyon projects and other ongoing capital requirements). Nevada's 1995 capital expenditures related to capitalized mining, processing facilities, mining equipment and other ongoing requirements.

     Estimated capital projects in 1998 total approximately $275 million. Nevada expenditures of approximately $145 million will fund capitalized mining costs, mine equipment, leach pads and mine development. Minera Yanacocha expenditures of $85 million are planned for the construction of leach facilities, development drilling and other support equipment and facilities. The remaining capital expenditures include $11 million for Minahasa, $11 million for the La Herradura project in Mexico, $6 million for Mesquite and $17 million for other projects and capitalized interest.

     A favorable decision in 1998 regarding the acquisition of the additional 13.35% interest in Minera Yanacocha would require payment of approximately $59 million plus any additional costs required to complete the acquisition.

  FINANCING ACTIVITIES

     In June 1997, Newmont obtained a $1.0 billion revolving credit facility with a consortium of banks that expires in June 2002. This financing replaced two separate facilities held by NGC and Santa Fe, each at

$400 million (of which $255 million was outstanding at December 31, 1996). At December 31, 1997, $316 million was outstanding under the facility. The interest rate is variable and at December 31, 1997 was 5.8%.

     In January 1996, NMC issued 4.65 million shares of common stock for $51.87 per share. Proceeds of the issue netted $241.3 million and were used to purchase an equal number of shares of common stock of NGC. Such proceeds were used by NGC to fund its operations. This transaction increased NMC's ownership of NGC to 93.75%. In addition, $24.2 million was received in 1996 from the exercise of employee stock options.

     Scheduled minimum long-term debt repayments are $43.3 million in 1998. Newmont expects to fund maturities of its debt through operating cash flow and/or by refinancing the debt as it becomes due.

  ENVIRONMENTAL AND OTHER

     Of Newmont's $415.1 million in capital expenditures in 1997, it is estimated that approximately $28 million was required to comply with environmental regulations. Approximately $16 million of such expenditures will be required in 1998. The ongoing costs to comply with environmental regulations are not a significant portion of Newmont's cash operating costs. Estimated future reclamation and remediation costs relating to currently producing mines are accrued over each mine-life and at December 31, 1997, $45.6 million had been accrued.

     Newmont spent $13.0 million, $14.8 million and $20.0 million in 1997, 1996 and 1995, respectively, for environmental obligations related to former mining sites (discussed in Note 17), and expects to spend approximately $13 million in 1998. During 1997, settlement with several insurance companies regarding coverage of remediation expenses at certain former mining sites resulted in proceeds of approximately $10 million, net of related expenses. Such proceeds were applied against the charges for changes in estimated future costs. At December 31, 1997, $52.2 million was accrued for total estimated future costs associated with such obligations. Because of the uncertain nature of these liabilities, Newmont estimates that it is reasonably possible that the ultimate liability may be as much as 70% greater or 15% lower than the amount accrued at December 31, 1997. Newmont continuously monitors and reviews its environmental obligations and, although it believes that its reserves are adequate, as additional facts become known further provisions may be required.

     Current inventories and non-current inventories (included in Other long-term assets) increased $60.2 million and $88.8 million, respectively, from December 31, 1996 to December 31, 1997. These increases primarily related to the consolidation of Minera Yanacocha and stockpiles of refractory leach ore in Nevada. In 1997, certain stockpiled ore inventory in Nevada was written down to net realizable value, resulting in a $9.5 million charge to Costs applicable to sales.

  YEAR 2000

     Newmont began a "Year 2000" compliance project in late 1996 to determine if its automated processing software and equipment will function properly upon reaching the year 2000. This project, conducted by a cross-functional employee group and outside consultants, is expected to continue through mid-1999 (the target for Year 2000 compliance) and addresses automated processes, plant process control software, compliance of material suppliers and service providers and other related issues. Work phases include conducting assessments; devising, implementing and testing necessary renovation plans; and, receiving certifications from material suppliers and service providers of their Year 2000 compliance. Based on the assessment phase work performed to date, no material issues or costs have been identified. Subsequent phases of the project may lead to discovery of material issues or costs.

SAFE HARBOR STATEMENT

     The foregoing discussion and analysis, as well as certain information contained elsewhere in this Annual Report, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements concerning future operations or events are subject to important risks, uncertainties and other factors that could cause actual results to differ materially. Forward-looking statements involve certain factors that are subject to change, including, but not limited to: the price of gold;

interest and currency exchange rates; geological and metallurgical assumptions; operating performance of equipment, processes and facilities; labor relations; timing of receipt of necessary governmental permits or approvals; weather and other acts of God; domestic and foreign laws or regulations, particularly relating to the environment and mining; domestic and international economic and political conditions; the ability of joint venture partners to meet their obligations; the ability of Newmont to obtain or maintain necessary financing; and other risks and hazards associated with mining operations.

     More detailed information regarding Newmont, its operations and factors that could materially affect its financial position and results of operations are included in Newmont's Annual Report on Form 10-K as well as other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. Newmont disclaims any intent or obligation to update publicly any forward-looking statements set forth herein, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the caption "Market Conditions and Risks" is included in Item 6.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Newmont Gold Company:

     We have audited the accompanying consolidated balance sheets of Newmont Gold Company (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related statements of consolidated income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Santa Fe Pacific Gold Corporation in 1996 or 1995, a company merged into the Company during 1997 in a transaction accounted for as a pooling of interests, as discussed in Note 1. Such statements are included in the consolidated financial statements of Newmont Gold Company and reflect total assets and total revenues of 37 percent and 30 percent in 1996, respectively, and total revenues of 31 percent in 1995, of the related consolidated totals, after restatement to reflect certain adjustments as set forth in Note 1. The financial statements of Santa Fe Pacific Gold Corporation prior to those adjustments were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Santa Fe Pacific Gold Corporation, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Newmont Gold Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
January 27, 1998.

To the Board of Directors and Shareholders of Santa Fe Pacific Gold Corporation

     In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of cash flows and of shareholders' equity of Santa Fe Pacific Gold Corporation (not presented separately herein) present fairly, in all material respects, the financial position of Santa Fe Pacific Gold Corporation and its subsidiaries at December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                            PRICE WATERHOUSE LLP

Phoenix, Arizona
February 1, 1997, except for the fifth paragraph of Note 1, which is as of March 10, 1997

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
Sales and other income
  Sales................................................  $1,572,757    $1,105,666    $  981,640
  Dividends, interest and other........................      55,235        29,460        46,394
  Gain on disposition of investment....................          --            --       113,188
                                                         ----------    ----------    ----------
                                                          1,627,992     1,135,126     1,141,222
                                                         ----------    ----------    ----------
Costs and expenses
  Costs applicable to sales............................     800,045       652,305       533,631
  Depreciation, depletion and amortization.............     265,765       204,081       186,785
  Exploration and research.............................      98,420        92,863        91,748
  General and administrative...........................      66,380        65,671        62,861
  Interest, net of amounts capitalized.................      77,067        58,619        47,099
  Merger and related expenses..........................     162,674            --            --
  Write-off of exploration properties..................          --            --        52,537
  Other................................................      25,726        22,521        11,681
                                                         ----------    ----------    ----------
                                                          1,496,077     1,096,060       986,342
                                                         ----------    ----------    ----------
Income before equity income and income tax.............     131,915        39,066       154,880
Equity income in Minera Yanacocha......................          --        50,170        32,650
                                                         ----------    ----------    ----------
Income before income tax and minority interest.........     131,915        89,236       187,530
Income tax benefit (provision).........................       7,900        15,949       (29,982)
Minority interest in Minera Yanacocha..................     (66,882)           --            --
                                                         ----------    ----------    ----------
Net income.............................................      72,933       105,185       157,548
Preferred stock dividends..............................          --            --        11,157
                                                         ----------    ----------    ----------
Net income applicable to common shares.................  $   72,933    $  105,185    $  146,391
                                                         ==========    ==========    ==========
Net income per common share, basic and diluted.........  $     0.44    $     0.63    $     0.95
                                                         ==========    ==========    ==========
Basic weighted average shares outstanding..............     166,665       165,978       153,772
                                                         ==========    ==========    ==========

        The accompanying notes are an integral part of these statements.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                  AT DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                        ASSETS
Cash and cash equivalents...................................  $  146,232    $  227,053
Short-term investments......................................      12,790        12,724
Accounts receivable.........................................      52,410        29,663
Inventories.................................................     339,549       279,315
Other current assets........................................      90,389        52,233
                                                              ----------    ----------
  Current assets............................................     641,370       600,988
Property, plant and mine development, net...................   2,598,809     2,391,872
Other long-term assets......................................     373,803       289,270
                                                              ----------    ----------
          Total assets......................................  $3,613,982    $3,282,130
                                                              ==========    ==========

                                     LIABILITIES
Short-term debt.............................................  $   25,771    $   45,981
Current portion of long-term debt...........................      43,301        19,250
Accounts payable............................................      83,101        72,135
Other accrued liabilities...................................     242,358       140,893
                                                              ----------    ----------
  Current liabilities.......................................     394,531       278,259
Long-term debt..............................................   1,179,410     1,039,875
Reclamation and remediation liabilities.....................      88,651        71,702
Other long-term liabilities.................................     192,033       225,333
                                                              ----------    ----------
          Total liabilities.................................   1,854,625     1,615,169
                                                              ----------    ----------
Minority interest in Minera Yanacocha.......................      62,253            --
                                                              ----------    ----------
Commitments and contingencies (See Notes 3 and 17)

                                 STOCKHOLDERS' EQUITY
Common stock -- $0.01 par value; 250 million shares
  authorized; 167.1 million and 166.7 million shares issued,
  respectively..............................................       1,671         1,667
Additional paid-in capital..................................     768,626       753,635
Retained earnings...........................................     928,904       913,927
Treasury stock, at cost, 238 thousand and 257 thousand
  shares, respectively......................................      (2,097)       (2,268)
                                                              ----------    ----------
          Total stockholders' equity........................   1,697,104     1,666,961
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $3,613,982    $3,282,130
                                                              ==========    ==========

        The accompanying notes are an integral part of these statements.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

           STATEMENTS OF CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                                                TREASURY STOCK
                                                     COMMON STOCK     ADDITIONAL                    AT COST
                                                   ----------------    PAID-IN     RETAINED   -------------------
                                                   SHARES    AMOUNT    CAPITAL     EARNINGS    SHARES     AMOUNT
                                                   -------   ------   ----------   --------   --------   --------
Balance at December 31, 1994*....................  161,377   $1,614    $539,948    $774,541      8,414   $(74,126)
  Stock options exercised........................       --      --        6,949         --        (247)     2,173
  Preferred stock redemption and conversion, net
     of costs....................................       --      --      (59,766)        --      (7,899)    69,590
  Net income.....................................       --      --           --    157,548          --         --
  Common stock dividends.........................       --      --           --    (53,376)         --         --
  Preferred stock dividends $3.88 per share......       --      --           --    (11,157)
  Other..........................................       --      --          476        331          --         --
                                                   -------   ------    --------    --------   --------   --------
Balance at December 31, 1995.....................  161,377   1,614      487,607    867,887         268     (2,363)
  Common stock issuance..........................    4,651      47      241,209         --          --         --
  Stock options exercised........................      666       6       24,920         --         (13)       112
  Net income.....................................       --      --           --    105,185          --         --
  Common stock dividends.........................       --      --           --    (59,300)         --         --
  Other..........................................       --      --         (101)       155           2        (17)
                                                   -------   ------    --------    --------   --------   --------
Balance at December 31, 1996.....................  166,694   1,667      753,635    913,927         257     (2,268)
  Stock options exercised........................      439       4       14,080         --          --         --
  Net income.....................................       --      --           --     72,933          --         --
  Common stock dividends.........................       --      --           --    (58,161)         --         --
  Other..........................................       --      --          911        205         (19)       171
                                                   -------   ------    --------    --------   --------   --------
Balance at December 31, 1997.....................  167,133   $1,671    $768,626    $928,904        238   $ (2,097)
                                                   =======   ======    ========    ========   ========   ========

---------------

* At December 31, 1994, 2.875 million shares of preferred stock were outstanding which were called for redemption in 1995. (See Note 9 to the Consolidated Financial Statements). All balances presented have been restated to reflect the issuance of approximately 56.5 million shares in exchange for all outstanding shares of Santa Fe. (See Note 1 to the Consolidated Financial Statements).

        The accompanying notes are an integral part of these statements.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997        1996        1995
                                                            ---------   ---------   ---------
Operating Activities
  Net income..............................................  $  72,933   $ 105,185   $ 157,548
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, depletion and amortization.............    265,765     204,081     186,785
     Amortization of capitalized mining costs.............     55,254          --          --
     Merger related asset write-offs......................     27,288          --          --
     Undistributed earnings of affiliates.................         --     (18,359)     (7,027)
     Minority interest, net of dividends..................      6,800          --          --
     Deferred tax benefit.................................    (48,800)    (16,607)    (12,893)
     Gain on sale of investments..........................         --          --    (113,188)
     Write-off of exploration properties..................         --          --      52,591
     Write-down of inventory..............................      9,500          --          --
     Other................................................      8,374       3,585      11,783
     (Increase) decrease in operating assets:
       Accounts receivable................................    (12,188)     (4,245)     14,643
       Inventories........................................   (149,296)    (63,233)    (70,965)
       Other assets.......................................      8,414     (13,125)      5,114
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses..............     41,983      11,891      58,786
       Other liabilities..................................      1,375       3,430     (14,696)
                                                            ---------   ---------   ---------
Net cash provided by operating activities.................    287,402     212,603     268,481
                                                            ---------   ---------   ---------
Investing Activities
  Additions to property, plant and mine development.......   (415,082)   (547,757)   (520,913)
  Proceeds from sale of investment........................         --          --     119,799
  Advances to joint ventures and affiliates...............    (67,119)     (3,684)    (30,543)
  Repayments from joint ventures and affiliates...........     16,356          --          --
  Cash acquired from Minera Yanacocha transaction.........     40,705          --          --
  Other...................................................         48      (2,335)     (8,344)
                                                            ---------   ---------   ---------
Net cash used in investing activities.....................   (425,092)   (553,776)   (440,001)
                                                            ---------   ---------   ---------
Financing Activities
  Proceeds from short-term debt...........................      7,630      16,802      13,440
  Repayments of short-term debt...........................    (27,840)         --          --
  Proceeds from long-term debt............................    828,000     255,000     254,856
  Repayments of long-term debt............................   (702,541)     (4,375)   (130,000)
  Proceeds from issuance of common stock..................     12,580     265,449       8,034
  Dividends paid on common stock..........................    (58,161)    (59,300)    (53,376)
  Dividends paid on preferred stock.......................         --          --     (11,860)
  Preferred stock redemption and conversion costs.........         --          --      (4,442)
  Other...................................................     (2,799)       (344)     (4,934)
                                                            ---------   ---------   ---------
Net cash provided by financing activities.................     56,869     473,232      71,718
                                                            ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents......    (80,821)    132,059     (99,802)
Cash and cash equivalents at beginning of year............    227,053      94,994     194,796
                                                            ---------   ---------   ---------
Cash and cash equivalents at end of year..................  $ 146,232   $ 227,053   $  94,994
                                                            =========   =========   =========

        The accompanying notes are an integral part of these statements.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  THE COMPANY

     Newmont Gold Company and its more-than-50% owned subsidiaries (collectively, "NGC" or the Company) is a worldwide company engaged in gold production, exploration for gold and acquisition of gold properties. Newmont Mining Corporation ("NMC") owns approximately 93.75% of the common stock of NGC. All of NMC's operations are conducted through NGC. The Company's consolidated sales resulted from operations in the United States, Peru, Uzbekistan and Indonesia. Operations commenced in Uzbekistan in September 1995 and in Indonesia in March 1996. The Company had an equity interest in a mining operation in Peru that was consolidated beginning in 1997 as a result of the acquisition of an additional interest described in Note 3.

     Gold mining requires the use of specialized facilities and technology. The Company relies heavily on such facilities to maintain its production levels. Also, the cash flow and profitability of the Company's current operations are significantly affected by the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors beyond the Company's control.

     On May 5, 1997, NMC completed a merger with Santa Fe Pacific Gold Corporation ("Santa Fe") under which each outstanding share of Santa Fe common stock was exchanged for 0.43 of a share of NMC common stock. Santa Fe is engaged in gold production in the United States and exploration for gold deposits worldwide. The outstanding shares of common stock of Santa Fe were converted into approximately 56.5 million shares of NMC common stock. NMC also reserved approximately 566,000 shares of its common stock for issuance in connection with outstanding Santa Fe stock options that were assumed by NMC in the merger. The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. NGC issued shares of common stock to NMC equal to the number of shares of NMC common stock issued in conjunction with the merger in exchange for all outstanding shares of Santa Fe. As a result, Santa Fe became a wholly-owned subsidiary of NGC. In addition, NGC issued options to NMC to acquire additional shares of NGC common stock having the same terms as the Santa Fe stock options assumed by NMC in the merger. NGC's consolidated financial statements have been restated for periods prior to the merger to include the operations of Santa Fe, adjusted to conform with NGC's accounting policies and presentations.

     Merger expenses of $162.7 million ($119.8 million net of tax) consisted of $135.4 million of transaction costs and $27.3 million in asset write-downs. The more significant transaction costs included a $65.2 million fee paid to terminate an existing definitive merger agreement between Santa Fe and another company, investment advisory fees of $20.5 million, employee benefit and severance costs of $18.0 million and professional fees of $18.4 million. The asset write-offs, related to certain Santa Fe assets that did not meet the Company's valuation criteria, included a write-down of the Elkhorn, Montana exploration project and the write-off of duplicative facilities, equipment and information system costs.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     The following table provides a reconciliation of sales and net income reported by NGC to the consolidated amounts presented (in thousands).

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                1997         1996        1995
                                                             ----------   ----------   --------
Sales
  Pre-Merger
     NGC...................................................  $  357,316   $  768,455   $636,219
     Santa Fe..............................................     130,540      337,211    345,421
  Post-merger..............................................   1,084,901           --         --
  Merger adjustments.......................................          --           --         --
                                                             ----------   ----------   --------
          Consolidated.....................................  $1,572,757   $1,105,666   $981,640
                                                             ==========   ==========   ========
Net income applicable to common shares
  Pre-Merger
     NGC...................................................  $   33,718   $   93,972   $113,715
     Santa Fe..............................................      31,702       21,068     39,812
  Post-merger..............................................     117,803           --         --
  Merger adjustments.......................................    (110,290)      (9,855)    (7,136)
                                                             ----------   ----------   --------
          Consolidated.....................................  $   72,933   $  105,185   $146,391
                                                             ==========   ==========   ========

     Merger adjustments reflect conforming accounting policy changes, transaction fees, other one-time expenses associated with the merger and the tax effect of such adjustments. Accounting policy changes were primarily related to the accounting treatment for capitalized mining costs. Santa Fe included certain depreciation, depletion and amortization charges in capitalized mining costs. To the extent Santa Fe capitalized such charges as mining costs or as inventory, restatement adjustments have been made to reflect these charges against earnings in the appropriate period. In addition, ore and in-process inventories were not maintained on the same basis as NGC, which resulted in certain balance sheet reclassifications.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Newmont Gold Company and its more-than-50% owned subsidiaries. The Company also includes its pro-rata share of assets, liabilities and operations for unincorporated joint ventures in which it has an interest. All significant intercompany balances and transactions have been eliminated. At December 31, 1997, NMC owned approximately 93.75% of the Company. The functional currency for all subsidiaries is the U. S. dollar.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are primarily invested in United States Treasury bills, with lesser amounts invested in high-quality commercial paper and time deposits.

INVESTMENTS

     Short-term investments are carried at cost, which approximates market, and include Eurodollar government and corporate obligations rated AA or higher. At December 31, 1997 and 1996, $8.5 million and $8.7 million, respectively, of such investments secured letters of credit.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     Investments in companies in which the Company's ownership is 20% to 50% are accounted for by the equity method and are included in Other long-term assets. Income from such investments is included in Equity in income of affiliated companies.

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

ASSET IMPAIRMENT

     The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations. A low gold price market, if sustained for an extended period of time, may result in future asset impairments. As of December 31, 1997, the Company does not believe that an impairment has occurred.

REVENUE RECOGNITION

     Gold sales are recognized when gold is produced.

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

RECLAMATION AND REMEDIATION COSTS

     Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using a unit-of-production method. Future reclamation and remediation costs for inactive mines are accrued based on management's best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

INCOME TAXES

     The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company's liabilities and assets and the related income tax basis for such liabilities and assets. This method generates a net deferred income tax liability or net deferred income tax asset for the Company as of the end of the year, as measured by the statutory tax rates in effect as enacted. The Company derives its deferred income tax charge or benefit by recording the change in the net deferred income tax liability or net deferred income tax asset balance for the year.

     The Company's deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets which it believes it will more likely than not fail to realize.

COMMODITY INSTRUMENTS

     The Company has entered into gold loans and forward sales contracts to protect the selling price for certain anticipated gold production. The Company does not acquire, hold or issue commodity instruments for trading or speculative purposes.

     Proceeds from the sale of borrowed gold are recorded as gold loans at the average price realized. As gold is delivered from production in repayment of the borrowed gold, gold sales revenue is recognized at the average price realized and the gold loan balance is reduced. If gold borrowings are repaid in advance of the original repayment schedule, the resulting gain or loss is deferred and recognized in gold sales revenue over the original repayment schedule.

     Forward sales contracts enable the Company to deliver a specified number of ounces of gold to a counterparty at a specified price and date. Gains and losses realized on these contracts, as well as any cost or revenue associated therewith, are recognized in sales when the related gold is delivered.

EARNINGS PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ended after December 15, 1997 and requires retroactive restatement of prior period earnings per share. The statement replaces the "primary earnings per share" calculation with a "basic earnings per share" and replaces the "fully diluted earnings per share" calculation with "diluted earnings per share." Adoption of SFAS 128 did not have

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
an effect on the Company's previously reported net income per common share. The following table presents a reconciliation of basic and diluted earnings per share calculations (in thousands, except per share):

                                                                   FOR YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------------------------------
                                                 1997                         1996                          1995
                                      --------------------------   ---------------------------   ---------------------------
                                                           PER                           PER                           PER
                                                          SHARE                         SHARE                         SHARE
                                      INCOME    SHARES    AMOUNT    INCOME    SHARES    AMOUNT    INCOME    SHARES    AMOUNT
                                      -------   -------   ------   --------   -------   ------   --------   -------   ------
BASIC EPS
Net income applicable to common
  shares............................  $72,933   166,665   $0.44    $105,185   165,978   $0.63    $146,391   153,772   $0.95
EFFECT OF DILUTIVE SECURITIES
Equivalent common shares from stock
  options...........................       --       125      --          --       336      --          --       122      --
                                      -------   -------   -----    --------   -------   -----    --------   -------   -----
DILUTED EARNINGS PER SHARE
Net income applicable to common
  shares............................  $72,933   166,790   $0.44    $105,185   166,314   $0.63    $146,391   153,894   $0.95
                                      =======   =======   =====    ========   =======   =====    ========   =======   =====

RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB issued SFAS No. 130 "Reporting Comprehensive Income" in June 1997 which established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Company will adopt SFAS 130, which is effective for fiscal years beginning after December 15, 1997, in the first quarter of 1998.

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" that establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and will be adopted in 1998. Reporting and disclosures under SFAS 131 are not expected to be materially different than present disclosures contained in Notes 14 and 16.

     SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued in February 1998 and standardizes disclosure requirements for pension and other postretirement benefit plans to the extent practicable. Adoption of this standard for fiscal years beginning after December 15, 1997, and restatement of prior period comparative disclosures is required. The Company will adopt SFAS 132 in 1998.

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

RECLASSIFICATIONS

     Certain amounts in prior years have been reclassified to conform to the 1997 presentation.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

(3)  ADDITIONAL INTEREST IN MINERA YANACOCHA

     The Company has an interest in Minera Yanacocha, a gold mining operation located in Peru, that began production in 1993. Prior to 1997, the Company owned a 38.0% interest that was accounted for on an equity basis. Beginning in 1997, Minera Yanacocha was consolidated into the Company's financial statements following the acquisition of an additional 13.35% interest, which acquisition is currently contested in the court proceedings described below.

     In November 1993, the French government announced its intention to privatize the mining assets of Bureau de Recherches Geologiques et Minieres, the geological and mining bureau of the French government ("BRGM") and in September 1994, BRGM announced its intention to transfer its 24.7% interest in Minera Yanacocha to a third party. NGC and Compania de Minas Buenaventura, S.A. ("Buenaventura"), then 38.0% and 32.3% owners of Minera Yanacocha, respectively, filed suit in Peru to seek enforcement of their preemptive rights with respect to the proposed BRGM transfer. In February 1995, after a preliminary favorable appellate court ruling, both NGC and Buenaventura exercised their preemptive rights. NGC deposited its share of the provisional $90 million purchase price and the shares for its additional 13.35% interest with a Peruvian bank pending final resolution of the case. NGC borrowed its purchase price amount from the same Peruvian bank with the right of set off against the deposit, and accordingly, these amounts have been netted in the accompanying balance sheets. In September 1996, a trial court ruling provided that the preemptive rights were triggered in November 1993, and that the value of the 24.7% interest was $109.3 million. The value of NGC's shares held in escrow were calculated as of such date at $59.1 million and the additional amount was deposited with the Peruvian bank.

     An appeal to the Superior Court of Lima was filed by BRGM and other defendants challenging the court's determination that the preemptive rights were triggered and the date and amount of the valuation. In February 1997, the Superior Court upheld the decision of the trial court. Therefore, NGC reflected the increase in its ownership from 38.0% to 51.35% as of February 1997.

     BRGM and other defendants filed a request for Peruvian Supreme Court review of the Superior Court's resolution. The case was argued to a panel of five Peruvian Supreme Court justices on December 17, 1997. In order to prevail at the Supreme Court level, a party must obtain four votes in its favor. The five-judge panel issued a split decision, with two in favor of the Company and three in favor of BRGM. A sixth justice was then appointed to hear the case, and has not yet issued her vote. If the vote is in favor of the Company, a seventh justice will be appointed to hear the case. At this time, the Company is unable to predict the outcome of the litigation. An unfavorable decision would require reversion to equity accounting in 1997 for NGC's 38% interest in Minera Yanacocha and the possibility of a dividend refund attributable to the acquired interest. The additional interest represented $0.07 of net income per share and 3% of total equity production in 1997 and is expected to comprise 4% of 1998 equity production.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     Summarized Minera Yanacocha financial information for the years in which it was not consolidated follows (in millions):

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                               1996        1995
                                                              ------    -----------
Sales.......................................................  $313.9      $212.5
Costs applicable to sales and depreciation, depletion and
  amortization..............................................   113.8        82.4
Exploration.................................................    17.5        11.4
Other.......................................................     3.1         3.3
                                                              ------      ------
Net income, before Peruvian taxes...........................   179.5       115.4
Peruvian taxes..............................................    54.8        34.6
                                                              ------      ------
Net income..................................................  $124.7      $ 80.8
                                                              ======      ======
Dividends applicable to NGC's 38% interest..................  $ 29.6      $ 23.2
                                                              ======      ======

                                                                             AT
                                                                        DECEMBER 31,
                                                                            1996
                                                                        ------------
Current assets......................................................       $ 85.2
Noncurrent assets...................................................        108.2
                                                                           ------
          Total assets..............................................       $193.4
                                                                           ======
Current liabilities.................................................       $ 45.4
Noncurrent liabilities..............................................         39.8
                                                                           ------
          Total liabilities.........................................       $ 85.2
                                                                           ======
          Total equity..............................................       $108.2
                                                                           ======

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     The following pro forma income statement assumes the acquisition of the additional interest occurred on January 1, 1996 and the pro forma balance sheet assumes the acquisition occurred on December 31, 1996. The pro forma financial statements are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations which would have been realized had the acquisition of the additional interest been considered to occur as of the dates for which the pro forma financial statements are presented. The pro forma financial statements also are not necessarily indicative of the combined position or results of operations in the future.

                   NEWMONT GOLD COMPANY AND MINERA YANACOCHA

              PRO FORMA CONSOLIDATED INCOME STATEMENT -- UNAUDITED
                        (IN THOUSANDS, EXCEPT PER SHARE)
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                 NEWMONT      MINERA      PRO FORMA        PRO FORMA
                                                  GOLD*      YANACOCHA   ADJUSTMENTS      CONSOLIDATED
                                                ----------   ---------   -----------      ------------
Sales and other income
  Sales.......................................  $1,105,666   $313,870                      $1,419,536
  Dividends, interest and other...............      29,460      2,336                          31,796
                                                ----------   --------     ---------        ----------
                                                 1,135,126    316,206                       1,451,332
                                                ----------   --------     ---------        ----------
Costs and expenses
  Costs applicable to sales...................     652,305     89,206     $  (2,172)(A)
                                                                             (1,624)(B)       737,715
  Depreciation, depletion and amortization....     204,081     24,595        12,289(C)        240,965
  Exploration and research....................      92,863     17,482                         110,345
  General and administrative..................      65,671         --         1,624(B)
                                                                               (617)(D)        66,678
  Interest, net...............................      58,619      5,447                          64,066
  Other.......................................      22,521         --                          22,521
                                                ----------   --------     ---------        ----------
                                                 1,096,060    136,730         9,500         1,242,290
Equity income of Minera Yanacocha.............      50,170         --       (47,381)(E)
                                                                               (617)(D)
                                                                             (2,172)(A)            --
                                                ----------   --------     ---------        ----------
Income before income tax and minority
  interests...................................      89,236    179,476       (59,670)          209,042
Income tax benefit (provision)................      15,949    (54,784)         (599)(F)       (39,434)
Minority interest in subsidiaries.............          --         --       (60,663)(G)       (60,663)
                                                ----------   --------     ---------        ----------
Net income....................................  $  105,185   $124,692     $(121,167)       $  108,945
                                                ==========   ========     =========        ==========
Income per common share.......................  $     0.63                                 $     0.66
                                                ==========                                 ==========
  Basic weighted average shares outstanding...     165,978                                    165,978
                                                ==========                                 ==========

---------------

 (*) Reflects the pooling of interests described in Note 1.

(A)  To eliminate royalties paid by Minera Yanacocha to a subsidiary of NGC.

(B) To eliminate management fees paid by Minera Yanacocha to a subsidiary of NGC.

(C) Estimated additional amortization of excess purchase price over net assets acquired.

(D) Reclassification of NGC's share (38%) of management fees charged to Minera Yanacocha.

(E) Elimination of equity income recognized for Minera Yanacocha to reflect consolidation.

(F) Additional taxes related to incremental earnings from additional interest in Minera Yanacocha.

(G)  Minority interest (48.65%) in income of Minera Yanacocha.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

                   NEWMONT GOLD COMPANY AND MINERA YANACOCHA

               PRO FORMA CONSOLIDATED BALANCE SHEET -- UNAUDITED
                                 (IN THOUSANDS)
                               DECEMBER 31, 1996

                                                 NEWMONT      MINERA      PRO FORMA      PRO FORMA
                                                  GOLD*      YANACOCHA   ADJUSTMENTS    CONSOLIDATED
                                                ----------   ---------   -----------    ------------
Assets
  Cash and cash equivalents...................  $  227,053   $ 40,705                    $  267,758
  Inventories.................................     279,315     15,661                       294,976
  Other.......................................      94,620     28,848                       123,468
                                                ----------   --------     --------       ----------
     Current assets...........................     600,988     85,214                       686,202
  Property, plant and mine development, net...   2,391,872    106,308     $ 53,368(A)
                                                                           (14,445)(B)    2,537,103
  Other long-term assets......................     289,270      1,887      (41,115)(C)
                                                                            (2,843)(A)      247,199
                                                ----------   --------     --------       ----------
          Total assets........................  $3,282,130   $193,409     $ (5,035)      $3,470,504
                                                ==========   ========     ========       ==========
Liabilities
  Short-term debt and current portion of
     long-term debt...........................  $   65,231   $ 14,256                    $   79,487
  Other current liabilities...................     213,028     31,190     $ 50,525(A)       294,743
                                                ----------   --------     --------       ----------
     Current liabilities......................     278,259     45,446       50,525          374,230
  Long-term debt..............................   1,039,875     24,244                     1,064,119
  Other long-term liabilities.................     297,035     15,520                       312,555
                                                ----------   --------     --------       ----------
          Total liabilities...................   1,615,169     85,210       50,525        1,750,904
                                                ----------   --------     --------       ----------
Minority interest in subsidiaries.............          --         --       52,639(D)        52,639
                                                ----------   --------     --------       ----------
Stockholders' equity..........................   1,666,961    108,199      (14,445)(B)
                                                                           (41,115)(C)
                                                                           (52,639)(D)    1,666,961
                                                ----------   --------     --------       ----------
          Total liabilities and stockholders'
            equity............................  $3,282,130   $193,409     $ (5,035)      $3,470,504
                                                ==========   ========     ========       ==========

---------------

*    Reflects the pooling of interests described in Note 1.

(A) Represents adjusted net purchase price for additional interest acquired and associated net liabilities owed.

(B)  Eliminates net book value of 13.35% acquired interest.

(C) Elimination of NGC's investment in Minera Yanacocha to reflect consolidation.

(D)  To reflect minority interest in Minera Yanacocha.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

(4)  INVENTORIES

                                                                AT DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
Current:
  Ore and in-process inventories............................  $172,589    $161,806
  Precious metals...........................................    82,594      35,259
  Materials and supplies....................................    82,819      80,544
  Other.....................................................     1,547       1,706
                                                              --------    --------
                                                              $339,549    $279,315
                                                              ========    ========
Non-current:
  Ore-in-stockpiles (included in other long-term assets)....  $174,445    $ 85,652
                                                              ========    ========

(5)  PROPERTY, PLANT AND MINE DEVELOPMENT

                                                                   AT DECEMBER 31,
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Land and mining claims......................................  $   362,049   $   360,845
Buildings and equipment.....................................    2,536,810     1,974,872
Mine development............................................      537,819       433,477
Construction-in-progress....................................      154,974       327,970
                                                              -----------   -----------
                                                                3,591,652     3,097,164
Accumulated depreciation, depletion and amortization........   (1,343,885)   (1,063,695)
Capitalized mining costs....................................      351,042       358,403
                                                              -----------   -----------
                                                              $ 2,598,809   $ 2,391,872
                                                              ===========   ===========

(6)  OTHER ACCRUED LIABILITIES

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
                                                                (IN THOUSANDS)
Interest....................................................  $ 28,081   $ 27,600
Contingent dividends received (see Note 3)..................        --     18,556
Purchase price payable (see Note 3).........................    59,100         --
Payroll and related benefits................................    53,349     28,188
Reclamation and remediation.................................     9,157     10,000
Severance benefits..........................................    10,000         --
Other.......................................................    82,671     56,549
                                                              --------   --------
                                                              $242,358   $140,893
                                                              ========   ========

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

(7)  INCOME TAXES

     The Company's (benefit) provision for income taxes consists of (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                       --------   --------   --------
Current:
  Domestic...........................................  $(13,700)  $ (3,347)  $ 40,398
  Foreign............................................    54,600      4,005      2,477
                                                       --------   --------   --------
                                                         40,900        658     42,875
                                                       --------   --------   --------
Deferred:
  Domestic...........................................   (57,822)   (18,232)   (12,893)
  Foreign............................................     9,022      1,625         --
                                                       --------   --------   --------
                                                        (48,800)   (16,607)   (12,893)
                                                       --------   --------   --------
                                                       $ (7,900)  $(15,949)  $ 29,982
                                                       ========   ========   ========

     The Company's resulting (benefits) provisions for income taxes differ from the amounts computed by applying the United States corporate income tax statutory rate for the following reasons (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                       --------   --------   --------
U.S. corporate income tax at statutory rate..........  $ 46,170   $ 31,233   $ 65,635
Percentage depletion.................................   (37,755)   (28,650)   (30,960)
Resolution of tax issues associated with prior
  years..............................................   (12,885)    (6,000)        --
Foreign tax credits..................................    (4,377)   (13,057)    (8,658)
Foreign losses (earnings)............................    (1,377)       339      3,129
State taxes..........................................        --     (1,570)     1,173
Other................................................     2,324      1,756       (337)
                                                       --------   --------   --------
                                                       $ (7,900)  $(15,949)  $ 29,982
                                                       ========   ========   ========

     The Company's income before tax and minority interests consists of (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1997       1996        1995
                                                      --------    -------    --------
Domestic............................................  $(60,989)   $42,677    $182,053
Foreign.............................................   192,904     46,559       5,477
                                                      --------    -------    --------
                                                      $131,915    $89,236    $187,530
                                                      ========    =======    ========

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     Components of the Company's consolidated deferred income tax liabilities and assets are as follows (in thousands):

                                                                 AT DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Deferred tax liabilities:
  Capitalized mining costs..................................  $ (83,049)     (94,149)
  Accelerated tax depreciation..............................    (65,261)     (86,835)
  Mine development costs....................................    (35,137)     (34,576)
  Capitalized interest......................................    (13,046)     (10,220)
  Depletion of the cost of land and mining claims...........    (64,599)     (70,464)
  Net undistributed earnings from equity investment.........    (16,913)      (2,108)
  Other.....................................................     (1,260)      (6,013)
                                                              ---------    ---------
     Deferred tax liabilities...............................   (279,265)    (304,365)
                                                              ---------    ---------
Deferred tax assets:
  Exploration costs.........................................     99,652       69,399
  Remediation and reclamation costs.........................     40,875       35,647
  Alternative minimum tax credit carry forward..............     46,684       51,164
  Net operating loss carry forwards.........................     27,670       22,457
  Sale/leaseback transaction, net...........................     10,029       12,512
  Foreign tax credit carry forward..........................         --       12,461
  Retiree benefit costs.....................................     19,621       18,775
  Capitalized inventory costs...............................      4,915       10,241
  Deferred gain on interest rate hedges.....................      2,426        2,940
  Relocation/reorganization costs...........................      1,876        2,491
  Other.....................................................      7.480        7,170
                                                              ---------    ---------
                                                                261,228      245,257
  Valuation allowance for deferred tax assets...............    (15,400)     (14,000)
                                                              ---------    ---------
     Net deferred tax assets................................    245,828      231,257
                                                              ---------    ---------
  Net deferred tax liabilities..............................  $ (33,437)   $ (73,108)
                                                              =========    =========

     Based primarily upon estimates of future operations, the Company believes that it, more likely than not, will utilize $245.8 million of the $261.2 million of deferred income tax assets at December 31, 1997. This estimate reflects a valuation allowance of $15.4 million.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

(8)  DEBT

LONG-TERM DEBT

     Long-term debt consists of (in thousands):

                                                                  AT DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Sale-leaseback of refractory ore treatment plant............  $  349,134    $  349,134
Credit facility.............................................     316,000       255,000
8 3/8% debentures, net......................................     199,866       199,866
8 5/8% notes................................................     150,000       150,000
Medium-term notes...........................................      42,000        42,000
Project financing...........................................     165,711        63,125
                                                              ----------    ----------
                                                               1,222,711     1,059,125
Current maturities..........................................     (43,301)      (19,250)
                                                              ----------    ----------
                                                              $1,179,410    $1,039,875
                                                              ==========    ==========

     Scheduled minimum long-term debt repayments are $43.3 million in 1998, $47.7 million in 1999, $25.7 million in 2000, $25.9 million in 2001, $495.7 million in 2002 and $584.4 million thereafter. Actual payments may be greater in any one year due to actual operating cash flows realized.

  Sale-Leaseback of the Refractory Ore Treatment Plant

     In September 1994, the Company entered into a sale and leaseback agreement for its refractory ore treatment plant located in Carlin, Nevada for $349.1 million. The transaction was accounted for as debt for financial statement purposes, with the cost of the refractory ore treatment plant recognized as an asset and depreciated. The lease is for 21 years and the aggregate future minimum lease payments, which include interest, as of December 31, 1997 and 1996 were $608.5 million and $638.2 million, respectively. Payments began in January 1996 and are $29.7 million annually through 2000. Principal payments are included in these amounts beginning in 1998. The lease has purchase options during and at the end of the lease at predetermined prices. The interest rate on this sale-leaseback transaction is 6.36%. Because of the uniqueness of this asset, the Company determined that it is not practicable to estimate the fair value of this debt.

     In connection with this transaction, the Company entered into certain interest rate contracts to hedge the interest cost of the financing. These contracts were settled for a gain of $11 million which is being recognized as a reduction of interest expense over the term of the lease. As a result of this gain, the effective interest rate on this sale and leaseback transaction is 6.15%.

  Credit Facilities

     On June 11, 1997, the Company entered into a $1.0 billion revolving credit facility with a consortium of banks, replacing separate credit facilities held by NGC and Santa Fe. As of December 31, 1997, $316 million was outstanding under the credit facility, which expires in June 2002. Interest rates are variable, can be fixed for up to six months at the option of the Company and are adjusted upon changes in the Company's long-term debt ratings. At December 31, 1997, the interest rate was 5.8%. An annual facility fee, currently 0.18%, is required based on the lenders' total commitment. The fair value of amounts outstanding under the credit facility at December 31, 1997 approximated the related carrying value.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     The credit facility contains certain covenants, including limitations on consolidated indebtedness to 60% of total capitalization, requirements for $1.0 billion of minimum consolidated tangible net worth and limitations on incurrence of liens, fundamental business changes and transactions with affiliates.

     NGC had a $400 million revolving credit facility with a consortium of banks that was to expire in April 1998. No amounts were outstanding under the facility as of December 31, 1996. Santa Fe had a $400 million credit facility, of which $255 million was outstanding at December 31, 1996.

  8 3/8% Debentures

     Unsecured debentures in an aggregate principal amount of $200 million maturing July 1, 2005 bearing an annual interest rate of 8.375% were outstanding at December 31, 1997 and 1996. The debentures were issued by Santa Fe and subsequent to the merger are guaranteed by NGC. The debentures were priced at 99.928% to yield 8.386% and are not redeemable prior to maturity. The costs related to the issuance of the debentures were capitalized and are amortized to interest expense over the term of the debentures. Using prevailing interest rates on similar instruments, the fair value of these debentures was approximately $213.3 million at December 31, 1997 and approximated carrying value at December 31, 1996.

  8 5/8% Notes

     Unsecured notes with a principal amount of $150 million due April 1, 2002 bearing an annual interest rate of 8.625% were outstanding at December 31, 1997 and 1996. Interest is payable semi-annually in April and October and the notes are not redeemable prior to maturity. Using interest rates prevailing on similar instruments at December 31, 1997 and 1996, this debt was estimated to have a fair value of $159.6 million and $165.7 million, respectively.

  Medium-Term Notes

     Unsecured notes totaling $42 million were outstanding as of December 31, 1997 and 1996, with a weighted average fixed interest rate of 7.7% and maturing on various dates ranging from mid-1999 to late 2004. Interest is payable semi-annually in March and September and the notes are not redeemable prior to maturity. Using the interest rates prevailing on similar instruments at December 31, 1997 and 1996, this debt was estimated to have a fair value of $43.2 million and $44.4 million, respectively.

  Project Financings

     Minera Yanacocha

     In May 1997, Minera Yanacocha issued debt through the sale of $100 million 8.4% 1997 Series A Trust Certificates ("Certificates") to various institutional investors. At December 31, 1997, $98 million was outstanding under the financing. Interest on the Certificates is a fixed annual rate of 8.4% and repayments are required annually through 2004. The fair value of the Certificates at December 31, 1997 approximated the related carrying amount.

     Minera Yanacocha also had $23.8 million and $38.5 million outstanding under loans with the International Finance Corporation ("IFC") and with Deutsche Investitions und Entwicklungsgesellschaft mbH ("DEG") at December 31, 1997 and 1996, respectively. The IFC and DEG loans mature in 2000, and interest rates on a portion of the loans are variable, ranging from 2.88% to 3.5% over LIBOR. A portion of the IFC loan is subject to an interest rate premium (not to exceed 2.5%) when the average realized gold price exceeds $370 per ounce. Interest rates on a portion of the DEG loan is fixed at 9.3%. Weighted average interest rates on the IFC and DEG loans were 9.0% and 8.9% for 1997 and 1996, respectively, and at December 31, 1997 and 1996 were 9.0% and 8.8%, respectively.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     All Minera Yanacocha debt, which is non-recourse to its shareholders, is secured by certain restricted funds and substantially all of Minera Yanacocha's property, plant and equipment.

     Zarafshan-Newmont

     NGC, through a wholly-owned subsidiary, is a 50% participant in Zarafshan-Newmont joint venture in the Republic of Uzbekistan. The other 50% participants are two entities of the Uzbekistan government.

     As of December 31, 1997, Zarafshan-Newmont had $87.8 million outstanding under a project financing loan secured by the assets of the project. The loan is to be repaid in semi-annual installments until 2001. The average interest rate is between 3.9 and 4.25 percentage points over the three-month LIBOR. The weighted average interest rates for 1997 and 1996 were 9.6% and 8.2%, respectively, and the interest rates at December 31, 1997 and 1996 were 9.7% and 9.4%, respectively. The carrying amount of the loan is estimated to approximate its fair market value.

     Until defined completion tests have been satisfied, the Company has guaranteed the payment of certain amounts due under the loan which totaled $41.3 million at December 31, 1997. The 50% Uzbek partners have guaranteed the repayment of the remaining amount due under the loan until such completion tests have been satisfied. After satisfaction of the completion tests, the loan becomes non-recourse to the Zarafshan-Newmont partners. The lenders have agreed to extend the date by which the completion tests must be met to April 2000.

SHORT-TERM DEBT

     All short-term debt at December 31, 1997 and 1996 consisted of bank debt. The Company had unsecured demand bank lines of credit aggregating $36.0 million and $70.0 million at December 31, 1997 and 1996, respectively, of which $25.8 million and $46.0 million were outstanding at the same respective dates. These facilities bear interest at customary short-term rates for borrowers with similar credit ratings. The weighted average interest rates for 1997 and 1996 were 7.0% and 6.9%, respectively, and the interest rates at December 31, 1997 and 1996 were 7.2% and 8.25%, respectively. The carrying value of this debt is assumed to approximate its fair value.

CAPITALIZED INTEREST

     Capitalized interest was $15.6 million, $16.6 million and $14.0 million in 1997, 1996 and 1995, respectively.

(9)  STOCKHOLDERS' EQUITY

COMMON STOCK OFFERINGS

     In January 1996, NMC issued 4.65 million shares of common stock for $51.87 per share under an existing "shelf" registration statement with the Securities and Exchange Commission. Proceeds of the issue netted $241.3 million and were used to purchase an equal number of shares of common stock of NGC. Such proceeds were used by NGC to fund its operations. This transaction increased NMC's ownership of NGC from 93.58% to 93.75%.

DIVIDENDS

     The Company paid dividends of $0.39 per common share in 1997 and $0.48 per share, respectively, in 1996 and 1995. Santa Fe paid dividends of $0.05 per Santa Fe common share in 1996 and 1995.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

STOCK OPTIONS

     NGC has issued options to NMC to purchase shares of NGC's common stock in the same number and with the same exercise prices as NMC's employee stock options granted. Additional options will continue to be issued by NGC to NMC to match the terms of additional NMC employee stock option grants to the extent the corresponding NMC stock options are exercised.

     Under NMC's stock option plans, options to purchase shares of NMC have been granted to key employees generally at the fair market value of such shares on the date of grant. The options under these plans generally vest over a two-year period (except for certain options granted to key employees which vest over a four-year period) and are exercisable over a period not exceeding ten years. At December 31, 1997, 1,252,990 shares were available for future grants under the Company's plans. In conjunction with the merger with Santa Fe, 566,000 shares were authorized for issuance in connection with outstanding Santa Fe stock options that were assumed by NMC.

     In 1994, 1993 and 1992 certain key executives were granted NMC options that, although the exercise price is generally equal to the fair market value on the date of grant, cannot be exercised when otherwise vested unless the market price of NMC's common stock is a defined amount above the NMC option exercise price. In addition, the same executives were granted NMC options in 1994, 1993 and 1992 having exercise prices in excess of the fair market value on the date of grant. Generally, these key executive NMC options vest over a period of one to five years and are exercisable over a ten-year period. At December 31, 1997, 503,354 of these NMC options were outstanding.

     The following table summarizes annual total stock option activity for the three years ended December 31, 1997:

                                          1997                   1996                   1995
                                  --------------------   --------------------   --------------------
                                              WEIGHTED               WEIGHTED               WEIGHTED
                                              AVERAGE                AVERAGE                AVERAGE
                                   NUMBER     EXERCISE    NUMBER     EXERCISE    NUMBER     EXERCISE
                                  OF SHARES    PRICE     OF SHARES    PRICE     OF SHARES    PRICE
                                  ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year..........................  3,063,087     $43      2,719,682     $38      2,177,546     $39
Granted.........................  1,602,802     $35      1,216,916     $49        906,213     $36
Exercised.......................   (439,363)    $31       (666,164)    $37       (232,109)    $34
Forfeited.......................   (157,698)    $47       (207,347)    $38       (131,968)    $41
                                  ---------              ---------              ---------
Outstanding at end of year......  4,068,828     $41      3,063,087     $43      2,719,682     $38
                                  =========              =========              =========
Options exercisable at year
  end...........................  1,944,027     $43      1,320,799     $40      1,287,688     $39
Weighted average fair value of
  options granted during the
  year..........................     $14.31                 $18.46                 $13.90

     The following table summarizes information about stock options outstanding at December 31, 1997 with exercise prices equal to the fair market value on the date of grant and no restrictions on exercisability after vesting:

                                 OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                  -------------------------------------------------   -------------------------------
                                WEIGHTED AVERAGE
   RANGE OF         NUMBER         REMAINING       WEIGHTED AVERAGE      NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
---------------   -----------   ----------------   ----------------   ------------   ----------------
  $27 to $35         936,088       8.9 years             $32             310,308           $31
  $35 to $43       1,722,716       8.3 years             $39             850,619           $40
  $43 to $52         537,195       8.3 years             $50             331,709           $50
  $52 to $59         369,475       8.3 years             $58             184,677           $58
                   ---------                                           ---------
  $27 to $59       3,565,474       8.5 years             $41           1,677,313           $42
                   =========                                           =========

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     Information about all other stock options outstanding at December 31, 1997 is summarized below:

                                                               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                                 -----------------------------------------------   ----------------------------
                                                                   WEIGHTED
                                     RANGE OF                      AVERAGE           WEIGHTED                       WEIGHTED
                                     EXERCISE      NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
          TYPE OF OPTION              PRICES     OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
          --------------            ----------   -----------   ----------------   --------------   -----------   --------------
Options with exercise prices in
  excess of the fair market value
  on the date of the grant........  $40 to $56     266,714        5.5 years            $50           266,714          $50
Options that cannot be exercised
  until the market price of NMC's
  stock exceeds a fixed amount
  above the exercise price........  $30 to $41     236,640        5.8 years            $37                --          $--

     The Company applies APB Opinion 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for the options been determined based upon their fair value at their grant dates in 1997, 1996 and 1995, consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                                          YEARS ENDED DECEMBER 31,
                                                       -------------------------------
                                                        1997        1996        1995
                                                       -------    --------    --------
Net income (000)......................  As reported    $72,933    $105,185    $157,548
                                        Pro forma      $61,373    $ 99,225    $156,195
Earnings per share, basic and
  diluted.............................  As reported    $  0.44    $   0.63    $   0.95
                                        Pro forma      $  0.37    $   0.60    $   0.94

     For purposes of determining the pro forma amounts, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 1997, 1996 and 1995, respectively: weighted average risk-free interest rates of 5.8%, 6.1% and 5.8%, dividend yield of 1% for all years, expected lives of five years for all periods and volatility of 40%, 35% and 39%, respectively.

     Compensation costs included in the pro forma amounts above only reflect fair values associated with options granted after January 1, 1995. These amounts may not be indicative of future amounts that will apply to all future outstanding nonvested awards or future grants.

PREFERRED STOCK

     NMC called all of the outstanding 2.875 million shares of $5.50 convertible preferred stock, $5.00 par value, for redemption on December 14, 1995 at a redemption price of $105.21 per share. NGC, exercising its redemption right under its preferred stock, called all of its 2.875 million shares of $5.00 par value convertible preferred stock for redemption on the same date and at the same price. For both companies, each share of preferred stock was convertible at the option of the shareholder into shares of common stock at a conversion price of $36.395 per share of common stock (equivalent to a conversion rate of 2.7476 shares of common stock for each whole share of convertible preferred stock). Essentially all of NMC's preferred stock was converted prior to the redemption date. As a result, NMC converted the same number of NGC preferred shares as those of converted NMC preferred shares and NMC's holding of outstanding shares of NGC's common stock was equal to the outstanding shares of NMC stock. In total, 7.9 million common shares of NCG common stock were issued to NMC.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

(10)  EMPLOYEE BENEFIT PLANS

PENSION BENEFITS

     The Company has three qualified non-contributory defined benefit pension plans which cover salaried employees of NGC, Santa Fe and substantially all hourly employees. The Company also had two non-qualified supplemental pension plans for salaried employees whose benefits under the qualified plan are limited by federal legislation. The vesting period is five years of service for each plan. The plans' benefit formulas are based on an employee's years of credited service and either such employee's last five years average pay (salaried plan) or a flat dollar amount adjusted by a service-weighted multiplier (hourly plan).

     In 1997, the Company also initiated a non-qualified cash balance international plan for select employees who are not eligible to participate in the U.S. based plans because of citizenship. The vesting period is five years of service and the plan includes three cash balance accounts each of which is credited with a percentage of annual pay.

     Pension costs are determined annually by independent actuaries and pension contributions to the qualified plans are made based on funding standards established under the Employee Retirement Income Security Act of 1974 ("ERISA").

     The components of pension expense for these plans, in the aggregate, consist of (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1997       1996      1995
                                                        --------   --------   -------
Service cost..........................................  $  6,529   $  5,590   $ 3,681
Interest cost on projected benefit obligation.........     7,435      6,342     5,597
Return on assets......................................   (15,365)   (11,876)   (7,678)
Net amortization and deferral.........................     7,691      5,051     1,077
                                                        --------   --------   -------
Pension expense.......................................  $  6,290   $  5,107   $ 2,677
                                                        ========   ========   =======

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     The following tables set forth the funded status of the Company's pension plans and the amounts recognized in the Company's consolidated balance sheets at December 31, 1997 and 1996, respectively (in thousands):

                                                    AT DECEMBER 31, 1997
                               --------------------------------------------------------------
                                 NGC      SANTA FE                     NGC
                                SALARY     SALARY    INTERNATIONAL    HOURLY    SUPPLEMENTAL
                               PENSION    PENSION       PENSION      PENSION       SALARY
                                 PLAN       PLAN         PLAN          PLAN     PENSION PLANS
                               --------   --------   -------------   --------   -------------
Actuarial PV of benefit
  obligation
  Vested benefits............  $(66,356)  $(13,026)      $(399)      $ (9,856)     $(3,719)
  Non-vested benefits........    (3,326)    (1,371)       (405)        (1,647)        (200)
                               --------   --------       -----       --------      -------
                                (69,682)   (14,397)       (804)       (11,503)      (3,919)
Effect of future salary
  increases/
  service -- weighted benefit
  multiplier.................   (13,516)    (2,646)         --           (834)        (798)
                               --------   --------       -----       --------      -------
Projected benefit
  obligation.................   (83,198)   (17,043)       (804)       (12,337)      (4,717)
Plan assets at fair value....    83,255     15,357          --          9,973           --
                               --------   --------       -----       --------      -------
Plan assets greater (less)
  than projected benefit
  obligation.................        57     (1,686)       (804)        (2,364)      (4,717)
Unrecognized prior service
  cost.......................      (464)      (402)        510          1,143          891
Unrecognized net (gain)
  loss.......................     1,378       (507)       (307)           234        4,544
Unrecognized net transition
  (asset) liability..........    (1,284)       (27)         --            (60)       1,574
Adjustment required to
  recognize minimum
  liability..................        --         --          --             --       (6,211)
                               --------   --------       -----       --------      -------
Net pension liability........  $   (313)  $ (2,622)      $(601)      $ (1,047)     $(3,919)
                               ========   ========       =====       ========      =======

                                                        AT DECEMBER 31, 1996
                                            --------------------------------------------
                                              NGC      SANTA FE     NGC     SUPPLEMENTAL
                                             SALARY     SALARY    HOURLY       SALARY
                                            PENSION    PENSION    PENSION     PENSION
                                              PLAN       PLAN      PLAN        PLANS
                                            --------   --------   -------   ------------
Actuarial present value of benefit
  obligations:
  Accumulated benefit obligation --
     Vested benefits......................  $(56,997)  $ (9,211)  $(7,737)    $(2,074)
     Non-vested benefits..................    (2,420)    (2,074)   (1,293)        (53)
                                            --------   --------   -------     -------
                                             (59,417)   (11,285)   (9,030)     (2,127)
Effect of future salary increases.........    (9,020)    (3,369)     (654)       (696)
                                            --------   --------   -------     -------
Projected benefit obligation..............   (68,437)   (14,654)   (9,684)     (2,823)
Plan assets at fair value.................    76,979     11,935     8,870          --
                                            --------   --------   -------     -------
Plan assets greater (less) than projected
  benefit obligation......................     8,542     (2,719)     (814)     (2,823)
Unrecognized prior service cost...........      (505)      (306)    1,220       1,130
Unrecognized net (gain) loss..............    (4,306)      (593)     (492)      4,230
Unrecognized net transition (asset)
  liability...............................    (1,750)       (33)      (66)      1,965
Adjustment required to recognize minimum
  liability...............................        --         --        --      (6,640)
                                            --------   --------   -------     -------
Net pension asset (liability).............  $  1,981   $ (3,651)  $  (152)    $(2,138)
                                            ========   ========   =======     =======

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     In October 1996, an amendment was made to increase the benefit multiplier of the benefits under the Hourly Pension Plan. The effect of this amendment was to increase the accumulated benefit obligation by approximately $0.5 million, the projected benefit obligation and prior service cost by $1.2 million and to increase the annual pension cost by $0.3 million.

     In accordance with the provisions of SFAS No. 87, an adjustment was required to reflect a minimum liability for the supplemental pension plan in 1997, 1996 and 1995. Such adjustment resulted in recording an intangible asset and, to the extent the minimum liability adjustment exceeded the unrecognized net transition liability, a reduction of $2.2 million, $2.0 million and $2.0 million in stockholders' equity, which is net of related deferred income tax benefits, at December 31, 1997, 1996 and 1995, respectively.

     In measuring the projected benefit obligation for the plans, the following actuarial assumptions were used:

                                                              AT DECEMBER 31,
                                                              ----------------
                                                               1997      1996
                                                              ------    ------
Weighted average discount rate..............................   7.0%      7.5%
Rate of increase in future compensation (applicable only to
  salaried plans)...........................................   4.0%      4.0%

     The weighted average expected long-term rate of return on plan assets was assumed to be 9.0% for 1997, 8.75% for 1996 and 9.0% for 1995.

     The Company maintains a trust for the purpose of funding the supplemental pension plan as well as death benefits for officers of the Company. This trust is funded at the discretion of the Company and had a balance, which approximated market value, of $1.7 million at December 31, 1997 and $2.0 million at December 31, 1996. Although the trust's assets can be used to pay benefits for the supplemental pension plan, they cannot be used in determining the net pension liability for the supplemental pension plan. The qualified plans' assets consist of stocks, bonds and cash.

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

     The Company also provides a contributory medical plan and a noncontributory life insurance plan for certain retired employees of one of its subsidiaries. Covered employees become eligible for these benefits at retirement if they have rendered at least ten years of service after attaining age 45.

     The defined medical benefits cover most of the reasonable and customary charges for hospital, surgical, diagnostic and physician services and prescription drugs. Life insurance benefits are based on a percentage of final base annual salary and decline over time after retirement commences.

     Postretirement benefits other than pensions are accrued during an employee's service to the Company.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     The components of expense for Postretirement benefits other than pensions for 1997, 1996 and 1995 are shown in the table below (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Service cost.............................................  $2,908    $2,845    $2,189
Interest cost............................................   2,317     2,017     2,165
Amortization of net gain.................................    (302)     (299)     (424)
Other....................................................    (235)     (119)       --
                                                           ------    ------    ------
Expense for post retirement benefits other than
  pensions...............................................  $4,688    $4,444    $3,930
                                                           ======    ======    ======

     The following table sets forth the components of the liability for the Company's plans for Postretirement benefits other than pensions recognized in its balance sheet (in thousands):

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Actuarial present value of accumulated benefit obligation
  ("APBO"):
  Retirees and eligible dependents..........................  $14,037    $11,871
  Other fully eligible plan participants....................    3,768      2,693
  Other active plan participants............................   25,092     16,449
                                                              -------    -------
          Total APBO........................................   42,897     31,013
  Unrecognized prior service (cost) credit..................   (3,476)     1,458
  Unrecognized net gain.....................................    2,707      6,587
                                                              -------    -------
Accrued liability for post retirement benefits other than
  pensions..................................................  $42,128    $39,058
                                                              =======    =======

     At December 31, 1997 and 1996, $1.3 million and $2.0 million of assets, respectively, with a market value of approximately the same amount, were designated in a trust to pay Postretirement benefits other than pensions. Since these assets could be used to pay other employee benefits, they cannot be used for the Postretirement benefit calculations. The Company has no formal policy for funding Postretirement benefit obligations.

     Weighted average discount rates of 7.0% and 7.5% were used in calculating the APBO at December 31, 1997 and 1996, respectively. The assumed health care cost trend rates to measure the expected cost of benefits at December 31, 1997 start at a 7% annual increase for coverage before the age of 65 and a 6% annual increase for coverage after the age of 64. The assumed health care cost trend rates to measure the expected cost of benefits at December 31, 1996 start at an 8% annual increase for coverage before the age of 65 and a 7% annual increase for coverage after the age of 64. These rates were assumed to decrease one percentage point each year until a 5% annual rate of increase was reached, at which point a 5% annual rate of increase was assumed thereafter. The effect of a one percentage point annual increase in the assumed cost trend rates would increase the aggregate of service and interest costs by approximately 18% in 1997 and the APBO at December 31, 1997 by approximately 15%. The effect of a one percentage point annual increase in the assumed cost trend rates would increase the aggregate of service and interest costs in 1996 by approximately 19% and the APBO at December 31, 1996 by approximately 15%.

SAVINGS PLAN

     Prior to 1998, the Company had three qualified defined contribution savings plans, one which covered salaried employees, one which covered substantially all hourly employees and one which covered substantially all salary and hourly employees of Santa Fe. In addition, the Company has a non-qualified supplemental

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations. Effective January 1, 1998, the salaried employees plan and the Santa Fe plan were combined.

     Upon the employee meeting eligibility requirements, the Company matches 100% of employee contributions of up to 6% and 4% of base salary for the salaried and hourly plans, respectively. Employees covered by the Santa Fe plan receive matching contributions up to 4% of base salary and eligible hourly employees also receive an employer contribution equal to 2% of before-tax eligible compensation.

     The Company's matching contributions to such plans were $8.9 million, $8.2 million and $6.8 million in 1997, 1996 and 1995, respectively.

(11)  WRITE-OFF OF EXPLORATION PROPERTIES

     In 1995, the Company wrote off two exploration properties totaling $52.5 million. Work on these properties, purchased in 1992, continued until 1995 when it was determined that projected deposit sizes and economic returns were smaller than the Company's threshold for development.

(12)  GAIN ON SALE OF INVESTMENTS

     In May 1995, NGC sold its 10.7% interest in Southern Peru Copper Corporation for $116.4 million, which resulted in a pre-tax gain of $113.2 million.

(13)  DIVIDEND, INTEREST AND OTHER INCOME

     Included in Dividends, interest and other income are $6.5 million, $3.1 million and $28.3 million for 1997, 1996 and 1995, respectively for business interruption insurance that was received for problems associated with the refractory ore treatment plant at the Carlin, Nevada operations.

(14)  MAJOR CUSTOMERS AND EXPORT SALES

     The Company is not economically dependent on a limited number of customers for the sale of its product because gold commodity markets are well-established worldwide. In 1997, sales to one customer totaled $896.6 million or 57% of total sales. In 1996, sales to one customer accounted for $213.3 million or 19% of total sales. In 1995, sales to two such major customers accounted for $177.6 million and $137.3 million, or 32% of total sales.

     Export sales were $1,566.8 million, $764.4 million and $636.2 million in 1997, 1996 and 1995, respectively.

(15)  SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash provided by operating activities includes the following cash payments (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
Income taxes, net of refunds..........................  $46,671    $(9,708)   $32,546
Interest, net of amounts capitalized..................  $76,711    $55,644    $23,625

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     The following reflects the non-cash adjustments recorded on January 1 , 1997 for the Minera Yanacocha transaction described in Note 3 (in thousands):

Assets
  Inventories...............................................  $ 15,661
  Other current assets......................................    28,848
                                                              --------
     Current assets.........................................    44,509
  Property, plant and mine development, net.................   106,308
  Other long-term assets....................................     1,887
                                                              --------
     Total assets...........................................  $152,704
                                                              ========
Liabilities
  Current portion of long-term debt.........................  $ 14,256
  Other current liabilities.................................    31,190
                                                              --------
     Current liabilities....................................    45,446
  Long-term debt............................................    24,244
  Other long-term liabilities...............................    15,520
                                                              --------
     Total liabilities......................................  $ 85,210
                                                              ========

     In connection with the Minera Yanacocha acquisition described above, the Company recorded $48.3 million to property, plant and mine development for the excess of the purchase price of the additional interest over the net book value of such interest. Also, at December 31, 1997, the Company has recorded a $59.1 million payable for the purchase price of the additional interest.

     As described in Note 17, in July 1996, NGC began accounting for its 45% interest in the Batu Hijau project as an equity investment. Related non-cash adjustments were as follows (in thousands):

                                                              INCREASE (DECREASE)
                                                              -------------------
Assets
  Other current assets......................................       $   (849)
  Property, plant and mine development, net.................        (43,936)
  Other long-term assets....................................         (3,607)
Liabilities
  Accounts payable..........................................            182
                                                                   --------
          Total.............................................       $(48,210)
                                                                   ========

     In 1996, the Company retired mostly fully depreciated property, plant and mine development with an original cost of $77.0 million, which is not reflected in the statements of consolidated cash flows.

     In 1997 and 1996, the Company recognized income tax benefits of $12.9 million and $6.0 million, respectively, resulting from the resolution of certain tax issues associated with prior years.

     In 1995, as discussed in Note 9, NGC called for redemption of all of the outstanding 2.875 million shares of convertible preferred stock. Substantially all of the convertible preferred stock was converted into common stock of NGC. This transaction resulted in a non-cash decrease to preferred stock, a non-cash decrease to treasury stock and a non-cash increase to additional paid-in capital.

(16)  GEOGRAPHIC INFORMATION

     The Company operates predominantly in a single industry as a worldwide corporation engaged in gold production, exploration for gold and acquisition of gold properties. The Company has consolidated operations

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
in the United States, Peru, Indonesia and Uzbekistan. In computing earnings from operations for foreign subsidiaries, no allocations of general corporate expenses, interest or income taxes have been made.

     Identifiable assets by country represent those assets related to the operations in those countries. Information by geographical location for the years ended December 31, 1997 and 1996 is as follows (in thousands):

                                 UNITED                             INDONESIA
YEAR ENDED DECEMBER 31, 1997     STATES       PERU     UZBEKISTAN   AND OTHER   CONSOLIDATED
----------------------------   ----------   --------   ----------   ---------   ------------
Sales........................  $1,075,138   $344,300    $ 70,177    $ 83,142     $1,572,757
Earnings from Operations.....  $  255,882   $197,168*   $  6,106    $ 27,257     $  486,413
Exploration and Research.....  $   46,136   $ 17,203    $  1,570    $ 33,511     $   98,420
Identifiable Assets..........  $2,476,927   $358,080    $188,632    $188,363     $3,212,002

                                           UNITED                  INDONESIA
     YEAR ENDED DECEMBER 31, 1996          STATES     UZBEKISTAN   AND OTHER   CONSOLIDATED
     ----------------------------        ----------   ----------   ---------   ------------
Sales..................................  $  995,093    $ 62,609    $ 47,964     $1,105,666
Earnings from Operations...............  $  228,434    $ 14,423    $ 14,231     $  257,088
Exploration and Research...............  $   46,453    $  1,184    $ 45,226     $   92,863
Identifiable Assets....................  $2,329,051    $226,721    $174,702     $2,730,474

---------------

Prior to 1996, substantially all operations were in the United States.
* Not reduced for minority interest

     The above 1996 geographic information does not include NGC's equity investment in Minera Yanacocha in Peru. NGC's equity in Minera Yanacocha's 1996 revenues and earnings was $119.3 million and $76.9 million, respectively. NGC's equity in Minera Yanacocha's total assets at December 31, 1996 was $73.5 million. See Note 3.

(17)  COMMITMENTS AND CONTINGENCIES

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

     Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. At December 31, 1997 and 1996, $45.6 million and $31.8 million, respectively, were accrued for reclamation and remediation costs relating to currently producing mineral properties.

     Certain appeals have been filed with the Department of Interior Board of Land Appeals in conjunction with the Twin Creeks Environmental Impact Statement and the Lone Tree Mine Plan of Operations. These appeals seek to impose mitigation and other conditions on the mine operations. The Company has intervened and does not believe that such appeals have merit. An unfavorable outcome of such appeals, however, could result in additional conditions on operations which may have a material adverse effect on the Company's financial position or results of operations.

     In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company's best estimate of its liability for these matters, $52.2 million and $49.8 million were accrued for such obligations at December 31, 1997 and 1996, respectively. These amounts are included in other current liabilities and reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 70% greater or 15% lower than the amount accrued at December 31, 1997. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. In 1997, 1996 and 1995, charges related to environmental obligations associated with former mining activities of $15.0 million, $6.6 million and $3.0 million, respectively, were included in Other expenses.

     Details about certain of the more significant sites involved are discussed below.

  Idarado Mining Company ("Idarado") -- 80.1% owned by NGC

     In July 1992, the Company and Idarado signed a consent decree with the State of Colorado ("State") which was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally referred to as the "Superfund Act." Idarado settled natural resources damages and past and future response costs and provided habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified remediation work at its former mining site in the Telluride/Ouray area of Colorado. Remediation work at this property was substantially complete by the end of 1997. If the remediation does not achieve specific performance objectives defined in the consent decree, the State may require Idarado to implement supplemental activities at the site, also as defined in the consent decree. Idarado and the Company have obtained a $9.6 million letter of credit to secure their potential obligations under the consent decree.

  Resurrection Mining Company ("Resurrection") -- 100% owned by NGC

     In 1983, the State of Colorado filed a lawsuit under the Superfund Act which involves a Resurrection Mining Company and Asarco Incorporated ("Asarco") joint venture mining operation near Leadville, Colorado. This action was subsequently consolidated with a lawsuit filed by the U.S. Environmental Protection Agency ("EPA") in 1986, with the EPA taking the lead role. The proceedings seek to compel the defendants to remediate the impacts of pre-existing, historic mining activities that date back to the mid-1800's which the government agencies claim are causing substantial environmental problems in the area. The lawsuits have named the Company, Resurrection, the joint venture and Asarco as defendants in the proceedings. The EPA is also proceeding against other companies with interests in the area.

     The EPA divided the remedial work into two phases. Phase I addresses the Yak Tunnel, a drainage and access tunnel owned by the joint venture. Phase II addresses the remainder of the site.

     In 1988 and 1989, the EPA issued administrative orders with respect to Phase I work for the Yak Tunnel. The joint venture, Asarco, Resurrection and the Company have collectively implemented those orders by constructing a water treatment plant which was placed in operation in early 1992. The joint venture is in negotiations regarding remaining remedial work for Phase I, which primarily consists of environmental monitoring and operating and maintenance activities.

     The parties have entered into a consent decree with respect to Phase II which apportions liabilities and responsibilities for the site among the various parties. The EPA has approved remedial actions for selected components of Resurrection's portion of the site, which were initiated in 1995. However, the EPA has not yet selected the final remedy for the site. Accordingly, the Company cannot yet determine the full extent or cost

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
of its share of the remedial action which will be required under Phase II. The government agencies may also seek to recover for damages to natural resources.

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

     The Department of Interior previously notified Dawn that when the lease was terminated, it would seek to hold Dawn and the Company (as Dawn's then 51% owner) liable for any costs incurred as a result of Dawn's failure to comply with the lease and applicable regulations. Other government agencies also might attempt to hold the Company liable for future reclamation or remediation work at the mine or millsite. If asserted, the Company will vigorously contest any such claims. The Company cannot reasonably predict the likelihood or outcome of any future action against Dawn or the Company arising from this matter.

     Dawn has received a license for a mill closure plan which could generate funds to close and reclaim both the mine and the mill. The license is being challenged by third parties.

  Insurance Recoveries

     The Company carried insurance policies for which it filed claims for the costs of certain of its remediation activities. Prior to 1993, three of the insurance companies commenced actions against the Company seeking judgments that they had no liability. In the fall of 1993, the Company instituted a comprehensive lawsuit against its carriers. In the first quarter of 1995, settlement in certain of the insurance litigation was reached enabling the Company to realize the receivable of $16.7 million outstanding at December 31, 1994. Negotiations continued on the remaining litigation until late 1997, when settlement resulted in proceeds of $10 million, net of related expenses, which were applied against charges taken for changes in estimated future remediation costs.

BATU HIJAU

     In July 1996, the Company and Sumitomo Corporation ("Sumitomo") entered into a definitive partnership agreement to develop and operate the Batu Hijau copper/gold deposit in Indonesia. Batu Hijau contains proven and probable reserves of 10.6 billion pounds of copper (4.8 billion equity pounds) and 12.1 million ounces of gold (5.4 million equity ounces). Production is expected to begin in late 1999, with a projected mine life in excess of 20 years. The estimated cost for development of the open pit mine, mill, and infrastructure including employee housing, a port, electrical generation facilities, interest during construction, cost escalations and working capital is expected to approximate $1.9 billion.

     Under the terms of the agreement with Sumitomo, the Company contributed its interest in the company that owns the project and Sumitomo contributed an agreed upon amount of cash. NGC retained an indirect 45% interest in the company that owns the project and Sumitomo has an indirect 35% interest. The remaining 20% interest is held by an unrelated Indonesian company.

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

     As a result of the ownership structure, the Company accounted for its investment in Batu Hijau as an equity investment effective July 1996. The Company's investment at December 31, 1997 and 1996, which was included in Other long-term assets, was $76.8 million and $46.6 million, respectively.

     In connection with the Batu Hijau project, the entity owning the project has entered into a construction contract for approximately $1.0 billion. Financing agreements were signed in July 1997 for $1.0 billion in funds for the project and the Company and Sumitomo are funding $0.9 billion. The financing is guaranteed by the Company and Sumitomo, 56.25% and 43.75%, respectively, until project completion tests are met, and will be non-recourse to the Company thereafter (except with respect to a $125 million contingent support facility that the Company and Sumitomo have agreed to provide). Repayment of borrowings under the financing will be over a 13-year period beginning the earlier of six months after project completion or June 15, 2001, and will bear interest at blended fixed and floating rates. Based on current market rates at December 31, 1997, the average interest rates would be approximately 6.7% and 7.3% pre-completion and post-completion, respectively.

GUARANTEE OF THIRD PARTY INDEBTEDNESS

     The Company guaranteed a former subsidiary's $35.7 million Pollution Control Revenue Bonds, due 2009. The former subsidiary is BHP Copper Inc., formerly known as Magma Copper Company. It is expected that the Company will be required to remain liable on this guarantee as long as the bonds remain outstanding; however, the Company has not been required to pay any of these amounts, nor does it expect to have to pay any in the future.

COMMODITY INSTRUMENTS

     At December 31, 1997, the Company had forward sales contracts made on a spot deferred basis ("spot deferred contracts") for approximately 614,000 ounces of gold relating to production during the period January 1998 through September 1998 at a weighted average price of $423 per ounce. In July 1997, the Company purchased approximately 1.1 million ounces of gold at an average price of $331 per ounce, to offset all spot deferred contracts held at that date. The gain from this transaction is recognized in sales as the related gold is delivered.

     The Company also had purchased put options on 1.2 million ounces at an exercise price of $375 per ounce and written call options on 0.4 million ounces at an exercise price of $464 per ounce. During January through March 1997, 300,000 ounces of put options were exercised with $6.7 million of cash received and 100,000 ounces of call options expired unexercised. The remaining option contracts were closed out in March 1997 with $17.0 million of cash received. These amounts are reflected in Dividends, interest and other income.

     The Company entered into forward sales contracts, that began maturing in January 1996 and continue through December 2000, for production from its Minahasa property, located in Indonesia. These contracts consist of forward sales of 125,000 ounces of gold per year at an average price of $454 an ounce, plus 40% of the amount by which the market price exceeds the forward sales price.

ADVANCED ROYALTY

     In a 1993 asset exchange transaction, a wholly-owned subsidiary of Santa Fe transferred a coal lease with Chaco Energy Company ("Chaco") to Hanson Natural Resources Company ("HNRC") with respect to which the subsidiary had collected $484.0 million in advance royalty payments. The lease provides for HNRC to collect another $390.0 million from 1994 through 2018 from Chaco. In the event of a title failure as stated in the lease, this subsidiary has a primary obligation to refund the advance royalty payments previously collected and has a secondary obligation as assignor to HNRC to refund any of the $390.0 million HNRC

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES
collects if HNRC fails to meet its refund obligation to Chaco. The subsidiary has no direct liability to Chaco under the coal lease. The subsidiary has title insurance on the leased coal deposits in the amount of $240.0 million covering the secondary obligation. The Company and the subsidiary regard the circumstances entitling Chaco to a refund as remote. The Company has agreed with Chaco to maintain the subsidiary's net worth at $108.0 million until July 1, 2005.

OTHER COMMITMENTS AND CONTINGENCIES

     Under a 1992 agreement with Barrick Goldstrike Mines Inc. ("Barrick"), Barrick is mining NGC's Post deposit which extends beyond NGC's property boundaries onto Barrick's property. NGC and Barrick share the costs so that each ounce of gold mined bears the same mining cost. NGC is obligated to pay Barrick for such costs as Barrick mines the deposit. In addition, NGC is obligated to share dewatering costs which are associated with the deposit. NGC incurred $33.0 million, $63.7 million and $62.5 million of such mining and dewatering costs in 1997, 1996 and 1995, respectively, but does not expect to incur any such costs in 1998.

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

     At December 31, 1997, there were $80.3 million of outstanding letters of credit that were primarily for bonding reclamation plans and electric supply and reinsurance agreements. The Company has provided investment collateral for $8.5 million of these letters of credit. The remaining $71.8 million represents unsecured letters of credit. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

     The Company is from time to time involved in various legal proceedings of a character normally incident to its business. It does not believe that adverse decisions in any pending or threatened proceedings or any amounts which it may be required to pay by reason thereof will have a material adverse effect on its financial condition or results of operations.

(18)  UNAUDITED SUPPLEMENTARY DATA

QUARTERLY DATA

     The following is a summary of selected quarterly financial information (in millions except per share amounts):

                                                                         1997
                                          ------------------------------------------------------------------
                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------    YEAR ENDED
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                          ---------   --------   -------------   ------------   ------------
Sales...................................   $ 355.0    $ 421.8       $ 383.8        $ 412.2        $1572.8
Gross profit(1).........................   $ 110.5    $ 143.9       $ 132.2        $ 120.4        $ 507.0
Net income(2)...........................   $  54.7    $ (69.0)      $  46.0        $  41.2        $  72.9
Net income per common share, basic and
  diluted...............................   $  0.32    $ (0.41)      $  0.28        $  0.25        $  0.44
Basic weighted average shares
  outstanding...........................     166.5      166.5         166.7          166.9          166.7
Dividends declared per NGC common
  share.................................   $  0.12    $  0.12       $  0.12        $  0.03        $  0.39
Closing price of NGC common stock.......   $40.125    $39.938       $46.125        $29.813        $29.813

                     NEWMONT GOLD COMPANY AND SUBSIDIARIES

                                                                         1996
                                          ------------------------------------------------------------------
                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------    YEAR ENDED
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                          ---------   --------   -------------   ------------   ------------
Sales...................................   $ 236.6    $ 261.4       $ 302.2         $305.5        $1105.7
Gross profit(1).........................   $  48.4    $  55.7       $  73.9         $ 71.3        $ 249.3
Net income..............................   $  16.4    $  25.7       $  40.1         $ 23.0        $ 105.2
Net income per common share, basic and
  diluted...............................   $  0.10    $  0.15       $  0.24         $ 0.14        $  0.63
Basic weighted average shares
  outstanding...........................     166.5      166.4         166.4          166.5          166.0
Dividends declared per NGC common
  share.................................   $  0.12    $  0.12       $  0.12         $ 0.12        $  0.48
Dividends declared per Santa Fe common
  share.................................   $    --    $  0.05       $    --         $   --        $  0.05
Closing price of NGC common stock.......   $56.125    $50.375       $47.375         $43.75        $ 43.75

---------------------

(1) Sales less costs applicable to sales and depreciation, depletion and amortization.

(2) Included an after-tax gain of $15.4 million from the close-out of put and call option contracts in the quarter ended March 31 and an after-tax charge of $116.5 million and $3.3 million for expenses and write-offs associated with the Santa Fe merger (see Note 1) in the quarters ended June 30 and December 31, respectively.

RATIO OF EARNINGS TO FIXED CHARGES

     The Company's capital structure is essentially the same as NMC's pursuant to a transaction in 1994 whereby NGC acquired essentially of the assets of NMC. In that the Company's financial results had been fully consolidated into NMC's and the Company's capital structure became essentially that of NMC's, management believes that NMC's historical consolidated ratio of earnings to fixed charges for the year ended December 31, 1993 is more relevant than the Company's. They represent essentially what the Company's ratios would have been had it acquired NMC's assets and assumed it liabilities at the beginning of 1992. The Company had no significant fixed charges in 1993.

     The ratio of earnings to fixed charges was 2.3, 1.7, 3.6, and 3.3 for the years ended December 31, 1997, 1996, 1995, and 1994, respectively. The ratio of earnings to fixed charges for NMC was 5.2 for the year ended December 31, 1993. The Company guarantees certain third party debt which had total interest obligations of $1.2 million, $1.2 million, $1.4 million, $1.0 million and $0.8 million for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively. The Company has not been required to pay any of these amounts, nor does it expect to have to pay any amounts; therefore, such amounts have not been included in the ratio of earnings to fixed charges.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with Arthur Andersen LLP, NGC's independent public accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning NGC's directors will be contained in NGC's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1998 annual meeting of stockholders and is incorporated herein by reference. Information concerning NGC's executive officers is set forth under Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning this item will be contained in NGC's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1998 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning this item will be contained in NGC's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1998 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning this item will be contained in NGC's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1998 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

1. Financial Statements

                                                              10-K
                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   38
Statements of Consolidated Income...........................   40
Consolidated Balance Sheets.................................   41
Statements of Consolidated Changes in Stockholders'
  Equity....................................................   42
Statements of Consolidated Cash Flows.......................   43
Notes to Consolidated Financial Statements..................   44

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

          3(d).          -- By-Laws as amended through May 8, 1986. Incorporated by reference to Exhibit 3 to registrant's Registration
                            Statement on Form S-1, Amendment No. 2 (No. 33-5565).
          4(a).          -- Pass Through Trust Agreement dated as of July 15, 1994
                            between registrant and The First National Bank of Chicago
                            relating to the Pass Through Certificates, Series
                            1994-A1. (The front cover of this Exhibit indicates the
                            material differences between such Exhibit and the
                            substantially similar (except for price-related
                            information) Pass-Through Agreement between registrant
                            and The First National Bank of Chicago relating to the
                            Pass-Through Certificates, Series 1994-A2.) Incorporated
                            by reference to Exhibit 4.1 to registrant's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1994.
          4(b).          -- Lease dated as of September 30, 1994 between registrant and Shawmut Bank Connecticut, National Association
                            relating to Trust No. 1 and a 75% undivided interest in
                            registrant's refractory gold ore treatment facility. (The
                            front cover of this Exhibit indicates the material
                            differences between such Exhibit and a substantially
                            similar agreement (except for price-related information)
                            entered into on the same date relating to the remaining
                            25% undivided interest in the facility.) Incorporated by
                            reference to Exhibit 4.2 to registrant's Quarterly Report
                            on Form 10-Q for the quarter ended September 30, 1994.
          4(c).          -- Trust Indenture and Security Agreement dated as of July
                            15, 1994 between Shawmut Bank Connecticut, National
                            Association and The First National Bank of Chicago
                            relating to Trust No. 1 and a 75% undivided interest in
                            registrant's refractory gold ore treatment facility. (The
                            front cover of this Exhibit indicates the material
                            differences between such Exhibit and a substantially
                            similar agreement (except for price-related information)
                            entered into on the same date relating to the remaining
                            25% undivided interest in the facility.) Incorporated by
                            reference to Exhibit 4.3 to registrant's Quarterly Report
                            on Form 10-Q for the quarter ended September 30, 1994.
          4(d).          -- In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of
                            long-term debt of the Company are not being filed
                            herewith because the total of securities authorized under
                            each such instrument does not exceed 10% of the total
                            assets of registrant. Registrant hereby agrees to furnish
                            a copy of any such instrument to the Commission upon
                            request.
         10(a).          -- Directors' Stock Award Plan, as amended and restated
                            effective November 19, 1997.
         10(b).          -- Tax Sharing Agreement dated as of January 1, 1994 between registrant and NMC. Incorporated by reference to Exhibit
                            10(b) to registrant's Annual Report on Form 10-K for the
                            year ended December 31, 1994.
         10(c).          -- Letter Agreement dated December 15, 1993, between
                            registrant and NMC. Incorporated by reference to Exhibit
                            A to registrant's Proxy Statement dated February 16,
                            1994.
         10(d).          -- Agreement dated October 15, 1993, effective November 1,
                            1993, among registrant, NMC and Ronald C. Cambre.
                            Incorporated by reference to Exhibit 10 to registrant's
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 1993.
         10(e).          -- Letter Agreement dated May 6, 1993 between registrant and
                            Wayne W. Murdy. Incorporated by reference to Exhibit 10
                            to registrant's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 1993.
         10(f).          -- Annual Incentive Compensation Plan (amended and restated
                            as of January 1, 1997).

         10(g).          -- Agreement and Plan of Merger dated March 10, 1997, among
                            NMC, Midtown Two Corp. and Santa Fe Pacific Gold
                            Corporation. Incorporated by reference to Exhibit 2.1 to
                            NMC's Current Report on Form 8-K dated March 10, 1997.
         10(h).          -- Intermediate Term Incentive Compensation Plan, effective
                            January 1, 1997
         12.             -- Statement re Computation of Ratio of Earnings to Fixed
                            Charges.
         21.             -- Subsidiaries of Registrant.
         23.             -- Consent of Arthur Andersen LLP.
         23.1            -- Consent of Price Waterhouse LLP.
         24.             -- Power of Attorney.
         27.             -- Financial Data Schedules.

     (b) Reports on Form 8-K:

     November 10, 1997 filing on Form 8-K; Items 5 and 7, including restated consolidated financial statements for the years ended December 31, 1996, 1995 and 1994, together with the report thereon of Arthur Andersen LLP independent public accountants.

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

March 26, 1998

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

                      SIGNATURE                                        TITLE                         DATE
                      ---------                                        -----                         ----

                          *                            Director
-----------------------------------------------------
                 Rudolph I. J. Agnew

                          *                            Director
-----------------------------------------------------
                    J. P. Bolduc

                          *                            Chairman, President and Chief
-----------------------------------------------------    Executive Officer and Director
                  Ronald C. Cambre

                          *                            Director
-----------------------------------------------------
                 Joseph P. Flannery

                          *                            Director
-----------------------------------------------------
                  Donald W. Gentry

                          *                            Director                                 March 26, 1998
-----------------------------------------------------
                 Leo I. Higdon, Jr.

                          *                            Director
-----------------------------------------------------
                  Thomas A. Holmes

                          *                            Director
-----------------------------------------------------
                  Patrick M. James

                          *                            Director
-----------------------------------------------------
                  George B. Munroe

                          *                            Director
-----------------------------------------------------
                 Robin A. Plumbridge

                          *                            Director
-----------------------------------------------------
                  Robert H. Quenon

                      SIGNATURE                                        TITLE                         DATE
                      ---------                                        -----                         ----

                          *                            Director
-----------------------------------------------------
                  Moeen A. Qureshi

                          *                            Director
-----------------------------------------------------
                  Michael K. Reilly

                          *                            Director
-----------------------------------------------------
                  James V. Taranik

                          *                            Director                                 March 26, 1998
-----------------------------------------------------
              William I. M. Turner, Jr.

                          *                            Executive Vice President and Chief
-----------------------------------------------------    Financial Officer (Principal
                   Wayne W. Murdy                        Financial Officer)

                          *                            Controller (Principal Accounting
-----------------------------------------------------    Officer)
                  Linda K. Wheeler

             * By /s/ TIMOTHY J. SCHMITT
  ------------------------------------------------
                 Timothy J. Schmitt
                 as Attorney-in-fact

                                   Appendix I

     The following is a narrative description of the map in image form which has been included in the paper version of the Form 10-K but has been excluded from the EDGAR version of the Form 10-K.

     Map of Nevada Operating Properties and Principal Area of Land Holdings -- Page 4 of Form 10-K.

          On Page 4 of the Form 10-K, the registrant has included a map of Nevada with an enlargement of the geographical location of its operations on the Carlin Trend, Lone Tree Complex, Twin Creeks Mine and Rosebud Mine discussed on Pages 1 through 4 of the Form 10-K. The map also includes the registrant's principal area of land holdings in the gray shaded areas.

                                                               EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3(a).          -- Restated Certificate of Incorporation dated May 2, 1986.
                            Incorporated by reference to Exhibit 3 to registrant's
                            Registration Statement on Form S-1, Amendment No. 2 (No.
                            33-5565).
          3(b).          -- Certificate of Amendment of Certificate of Incorporation
                            dated April 15, 1987. Incorporated by reference to
                            Exhibit 3(b) to registrant's Registration Statement on
                            Form S-1, Amendment No. 1 (33-12686).
          3(c).          -- Certificate of Amendment of Certificate of Incorporation
                            dated March 18, 1994. Incorporated by reference to
                            Exhibit 3(c) to registrant's Annual Report on Form 10-K
                            for the year ended December 31, 1993.
          3(d).          -- Certificate of Correction of Certificate of Amendment
                            dated June 22, 1994 to insert page 4 of the Certificate
                            of Amendment filed with the Secretary of State of
                            Delaware on March 21, 1994. Incorporated by reference to
                            Exhibit 10(f) to registrant's Annual Report on Form 10-K
                            for the year ended December 31, 1995.
          3(d).          -- By-Laws as amended through May 8, 1986. Incorporated by reference to Exhibit 3 to registrant's Registration
                            Statement on Form S-1, Amendment No. 2 (No. 33-5565).
          4(a).          -- Pass Through Trust Agreement dated as of July 15, 1994
                            between registrant and The First National Bank of Chicago
                            relating to the Pass Through Certificates, Series
                            1994-A1. (The front cover of this Exhibit indicates the
                            material differences between such Exhibit and the
                            substantially similar (except for price-related
                            information) Pass-Through Agreement between registrant
                            and The First National Bank of Chicago relating to the
                            Pass-Through Certificates, Series 1994-A2.) Incorporated
                            by reference to Exhibit 4.1 to registrant's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1994.
          4(b).          -- Lease dated as of September 30, 1994 between registrant and Shawmut Bank Connecticut, National Association
                            relating to Trust No. 1 and a 75% undivided interest in
                            registrant's refractory gold ore treatment facility. (The
                            front cover of this Exhibit indicates the material
                            differences between such Exhibit and a substantially
                            similar agreement (except for price-related information)
                            entered into on the same date relating to the remaining
                            25% undivided interest in the facility.) Incorporated by
                            reference to Exhibit 4.2 to registrant's Quarterly Report
                            on Form 10-Q for the quarter ended September 30, 1994.
          4(c).          -- Trust Indenture and Security Agreement dated as of July
                            15, 1994 between Shawmut Bank Connecticut, National
                            Association and The First National Bank of Chicago
                            relating to Trust No. 1 and a 75% undivided interest in
                            registrant's refractory gold ore treatment facility. (The
                            front cover of this Exhibit indicates the material
                            differences between such Exhibit and a substantially
                            similar agreement (except for price-related information)
                            entered into on the same date relating to the remaining
                            25% undivided interest in the facility.) Incorporated by
                            reference to Exhibit 4.3 to registrant's Quarterly Report
                            on Form 10-Q for the quarter ended September 30, 1994.
          4(d).          -- In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of
                            long-term debt of the Company are not being filed
                            herewith because the total of securities authorized under
                            each such instrument does not exceed 10% of the total
                            assets of registrant. Registrant hereby agrees to furnish
                            a copy of any such instrument to the Commission upon
                            request.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10(a).          -- Directors' Stock Award Plan, as amended and restated
                            effective November 19, 1997.
         10(b).          -- Tax Sharing Agreement dated as of January 1, 1994 between registrant and NMC. Incorporated by reference to Exhibit
                            10(b) to registrant's Annual Report on Form 10-K for the
                            year ended December 31, 1994.
         10(c).          -- Letter Agreement dated December 15, 1993, between
                            registrant and NMC. Incorporated by reference to Exhibit
                            A to registrant's Proxy Statement dated February 16,
                            1994.
         10(d).          -- Agreement dated October 15, 1993, effective November 1,
                            1993, among registrant, NMC and Ronald C. Cambre.
                            Incorporated by reference to Exhibit 10 to registrant's
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 1993.
         10(e).          -- Letter Agreement dated May 6, 1993 between registrant and
                            Wayne W. Murdy. Incorporated by reference to Exhibit 10
                            to registrant's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 1993.
         10(f).          -- Annual Incentive Compensation Plan (amended and restated
                            as of January 1, 1997).
         10(g).          -- Agreement and Plan of Merger dated March 10, 1997, among
                            NMC, Midtown Two Corp. and Santa Fe Pacific Gold
                            Corporation. Incorporated by reference to Exhibit 2.1 to
                            NMC's Current Report on Form 8-K dated March 10, 1997.
         10(h).          -- Intermediate Term Incentive Compensation Plan, effective
                            January 1, 1997
         12.             -- Statement re Computation of Ratio of Earnings to Fixed
                            Charges.
         21.             -- Subsidiaries of Registrant.
         23.             -- Consent of Arthur Andersen LLP.
         23.1            -- Consent of Price Waterhouse LLP.
         24.             -- Power of Attorney.
         27.             -- Financial Data Schedules.