Form 10-Q
period 1998-03-31
NEWMONT GOLD CO
filed 1998-05-12
CIK 793308

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ____________

Commission File Number:    1-9184

                              NEWMONT GOLD COMPANY
                              --------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        13-2526632
------------------------------              ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
incorporation or organization)

1700 Lincoln Street, Denver, Colorado                      80203
---------------------------------------                  ----------
(Address of principal executive offices)                 (Zip Code)


                                  303-863-7414
                                  ------------
              (Registrant's telephone number, including area code)


    ------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

There were 166,938,173 shares of common stock outstanding on May 11, 1998.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NEWMONT GOLD COMPANY AND SUBSIDIARIES
                        Statements of Consolidated Income
                        (In thousands, except per share)
                                   (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                               --------------------------
                                                                   1998           1997
                                                               -----------    -----------
Sales and other income
   Sales                                                       $   378,067    $   355,055
   Dividends, interest and other                                    11,434         34,224
                                                               -----------    -----------
                                                                   389,501        389,279
                                                               -----------    -----------

Costs and expenses
   Costs applicable to sales                                       209,807        184,006
   Depreciation, depletion and amortization                         72,842         60,489
   Exploration and research                                         16,112         23,572
   General and administrative                                       14,472         16,635
   Interest, net of capitalized interest of $2,876
     and $2,140, respectively                                       20,492         19,289
   Other                                                             2,887          1,928
                                                               -----------    -----------
                                                                   336,612        305,919
                                                               -----------    -----------

Pre-tax income                                                      52,889         83,360

Income tax expense                                                  (7,842)       (13,421)

Minority interest in income of Minera Yanacocha                    (12,233)       (15,249)
                                                               -----------    -----------

Net income                                                     $    32,814    $    54,690
                                                               ===========    ===========

Net income per common share,
   basic and diluted                                           $      0.20    $      0.33
                                                               ===========    ===========

Basic weighted average shares outstanding                          166,906        166,487
                                                               -----------    -----------

Cash dividends declared per Newmont Gold Company
   common share                                                $      0.03    $      0.12
                                                               ===========    ===========


                 See Notes to Consolidated Financial Statements

                      NEWMONT GOLD COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)



                                                                 March 31,       December 31,
                                                                   1998             1997
                                                               -------------    -------------
Assets
   Cash and cash equivalents                                   $      64,482    $     146,232
   Short-term investments                                              9,090           12,790
   Accounts receivable                                                43,204           52,410
   Inventories                                                       339,147          339,549
   Other current assets                                              106,490           90,389
                                                               -------------    -------------
     Current assets                                                  562,413          641,370

   Property, plant and mine development, net                       2,557,033        2,598,809
   Other long-term assets                                            404,704          373,803
                                                               -------------    -------------

       Total assets                                            $   3,524,150    $   3,613,982
                                                               =============    =============

Liabilities
   Short-term debt                                             $      26,597    $      25,771
   Current portion of long-term debt                                  46,132           43,301
   Accounts payable                                                   55,868           83,101
   Other accrued liabilities                                         218,397          242,358
                                                               -------------    -------------
     Current liabilities                                             346,994          394,531
   Long-term debt                                                  1,134,861        1,179,410
   Reclamation and remediation liabilities                            89,931           88,651
   Other long-term liabilities                                       181,640          192,033
                                                               -------------    -------------
       Total liabilities                                           1,753,426        1,854,625
                                                               -------------    -------------

Minority interest in Minera Yanacocha                                 45,173           62,253
                                                               -------------    -------------

Contingencies (Note 7)

Stockholders' equity
   Common stock                                                        1,671            1,671
   Additional paid-in capital                                        769,239          768,626
   Retained earnings                                                 956,459          928,904
   Treasury stock                                                     (1,818)          (2,097)
                                                               -------------    -------------
       Total stockholders' equity                                  1,725,551        1,697,104
                                                               -------------    -------------
       Total liabilities and stockholders' equity              $   3,524,150    $   3,613,982
                                                               =============    =============

                 See Notes to Consolidated Financial Statements

                      NEWMONT GOLD COMPANY AND SUBSIDIARIES
                      Statements of Consolidated Cash Flows
                                 (In thousands)
                                   (Unaudited)



                                                                Three Months Ended
                                                                      March 31,
                                                               ----------------------
                                                                  1998         1997
                                                               ---------    ---------
Operating activities:
   Net income                                                  $  32,814    $  54,690
   Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
       Depreciation, depletion and amortization                   72,842       60,489
       Amortization of capitalized mining costs                   12,099           --
       Undistributed earnings of affiliates                        5,705           --
       Deferred taxes                                             (9,343)      (1,332)
       Minority interest, net of dividends                            55       (3,381)
       Other                                                        (414)      (3,119)
       (Increase) decrease in operating assets:
         Accounts receivable                                       9,494      (15,947)
         Inventories                                                 464      (64,161)
         Other assets                                             (2,971)     (75,561)
       Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                   (68,534)     (20,999)
         Other liabilities                                         2,889        2,926
                                                               ---------    ---------
     Net cash provided by (used in) operating activities          55,100      (66,395)
                                                               ---------    ---------

     Investing activities:
       Additions to property, plant and mine development         (56,032)    (105,268)
       Advances to joint venture and affiliates                  (44,284)      (4,957)
       Cash acquired in Minera Yanacocha transaction                  --       40,705
       Other                                                       3,800       (3,135)
                                                               ---------    ---------
     Net cash used in investing activities                       (96,516)     (72,655)
                                                               ---------    ---------

     Financing activities:
       Repayments of long-term borrowings                        (35,923)     (16,696)
       Proceeds from long-term borrowings                             --      102,009
       Net increase (decrease) in short-term borrowings              826      (25,821)
       Dividends paid on common stock                             (5,007)     (13,190)
       Other                                                        (230)         988
                                                               ---------    ---------
     Net cash provided by (used in) financing activities         (40,334)      47,290
                                                               ---------    ---------

     Net decrease in cash and cash equivalents                   (81,750)     (91,760)
     Cash and cash equivalents at beginning of period            146,232      227,053
                                                               ---------    ---------
     Cash and cash equivalents at end of period                $  64,482    $ 135,293
                                                               =========    =========

Supplemental information:
   Interest paid, net of amounts capitalized of
     $2,876 and $2,140, respectively                           $  21,555    $  20,566
   Income taxes paid                                           $   1,450    $  10,387


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

         In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements of the Company included in its 1997 Annual Report on Form 10-K.

         Newmont Mining Corporation ("NMC") owns approximately 93.75% of NGC's common stock. All of NMC's operations are held through NGC. On May 5, 1997, NMC completed a merger with Santa Fe Pacific Gold Corporation ("Santa Fe") which qualified as a tax-free reorganization and was accounted for as a pooling of interests.

         Certain prior year amounts have been reclassified to conform to the current year presentation.


(2)      Earnings Per Common Share

         The following table presents a reconciliation of basic and diluted earnings per share calculations (in thousands, except per share):


                                                      For Three Months Ended March 31,
                                                      1998                       1997
                                           ------------------------   -------------------------
                                                              Per                          Per
                                                             Share                        Share
                                           Income   Shares   Amount   Income    Shares   Amount
                                           ------   ------   ------   ------    ------   ------
BASIC EARNINGS PER SHARE
Net income applicable to common
  shares                                   $32,814   166,906   $0.20   $54,690   166,487   $0.33

EFFECT OF DILUTIVE SECURITIES
Equivalent common shares from stock
  options                                       --        --      --        --       100      --
                                           -------   -------   -----   -------   -------   -----
DILUTED EARNINGS PER SHARE
Net income applicable to common
   share                                   $32,814   166,906   $0.20   $54,690   166,587   $0.33
                                           =======   =======   =====   =======   =======   =====



(3)     Inventories
                                                 At March 31,   At December 31,
                                                     1998           1997
                                                -------------   ---------------
                                                        (In thousands)

Current:
  Ore and in-process inventories                $     166,515   $     172,589
  Precious metals                                      85,666          82,594
  Materials and supplies                               85,759          82,819
  Other                                                 1,207           1,547
                                                -------------   -------------
                                                $     339,147   $     339,549
                                                =============   =============
Non-current:
  Ore in stockpiles (included
     in other long-term assets)                 $     172,819   $     174,445
                                                =============   =============

(4)      Additional Interest in Minera Yanacocha

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

         BRGM and other defendants filed a request for Peruvian Supreme Court review of the Superior Court's resolution. The case was argued to a panel of five Peruvian Supreme Court justices on December 17, 1997. In order to prevail at the Supreme Court level, a party must obtain four votes in its favor. The five-judge panel issued a split decision, with two in favor of the Company and three in favor of BRGM. In May 1998, the sixth judge voted in favor of the Company, resulting in a tie vote with three votes in favor of the Company and three in favor of BRGM. A seventh justice has been appointed to hear the case and the hearing has been scheduled for May 19, 1998. At this time, the Company is unable to predict the outcome of the litigation. An unfavorable decision would require reversion to equity accounting in 1997 and 1998 for NGC's 38.0% interest in Minera Yanacocha and the possibility of a dividend refund attributable to the acquired interest. For the quarters ended March 31, 1998 and 1997, the additional interest represented $0.02 and $0.01 of the Company's net income per common share and 4% and 2% of total equity production, respectively.

         The effects of non-cash transactions are excluded from the statement of consolidated cash flows. The following reflects the non-cash adjustments recorded on January 1, 1997 for the Minera Yanacocha transaction described above (in thousands):



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
                                                               ========

         In addition, in connection with the Minera Yanacocha acquisition described above, the Company recorded $48.3 million in Property, plant and mine development for the excess of the purchase price of the additional interest over the net book value of such interest. The Company has recorded a $59.1 million liability for the purchase price of the additional interest.


(5)     Comprehensive Income

        The Company adopted Statement of Financial Accounting Standards
("SFAS") No. 130 "Reporting Comprehensive Income" in the first quarter of 1998. Under SFAS No. 130, the Company reports comprehensive income, which in addition to net income, includes all changes in equity during a period except those resulting from investments by and distributions to owners. In the first quarters of 1998 and 1997, there were no material differences between net income and comprehensive income.


(6)     Commodity Instruments

        At March 31, 1998, the Company had forward sales contracts made on a spot deferred basis ("spot deferred contracts") for approximately 344,000 ounces of gold relating to production during the period April 1998 through September 1998 at a weighted average price of $423 per ounce. In July 1997, the Company purchased approximately 1.1 million ounces of gold at an average price of $331 per ounce, to offset all spot deferred contracts held at that date. The gain or loss from these contracts is recognized in sales revenue as the related gold is delivered.

        The Company also entered into forward sales contracts, that began maturing in January 1996 and continue through December 2000, for production from its Minahasa property, located in Indonesia. These contracts consist of forward sales of 125,000 ounces of gold per year at an average price of $454 an ounce, plus 40% of the amount by which the market price exceeds the forward sales price.

        In 1997, the Company had purchased put options on 1.2 million ounces at an exercise price of $375 per ounce and written call options on 0.4 million ounces at an exercise price of $464 per ounce. During the first quarter of 1997, 300,000 ounces of put options were exercised with $6.7 million of cash received and 100,000 ounces of call options expired unexercised. The remaining option contracts were closed out in March 1997 with $17.0 million of cash received. These amounts are reflected in Dividends, interest and other income.


(7)    Contingencies

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

    Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. At March 31, 1998 and December 31, 1997, $48.6 million and $45.6 million, respectively, were accrued for reclamation and remediation costs relating to currently producing mineral properties.

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

    In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company's best estimate of its liability for these matters, $50.6 million and $52.2 million were accrued for such obligations at March 31, 1998 and December 31, 1997, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 70% greater or 15% lower than the amount accrued at March 31, 1998. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Other expense in the period estimates are revised.

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


(8)     Supplementary Data

        The ratio of earnings to fixed charges for the three months ended March 31, 1998 was 3.1. The Company guarantees certain third party debt which had total interest obligations of $0.3 million for the three months ended March 31, 1998. The Company and NMC have not been required to pay any interest on these obligations in the past, nor does the Company expect to have to pay any amounts with respect to such debt in the future. Therefore, such amounts have not been included in the ratio of earnings to fixed charges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The following provides information which management believes is relevant to an assessment and understanding of Newmont Gold Company ("NGC") and its subsidiaries' (collectively, "Newmont") consolidated results of operations and financial condition. The discussion should be read in conjunction with the Management's Discussion and Analysis included in Newmont's Annual Report on Form 10-K. NGC is approximately 93.75% owned by Newmont Mining Corporation ("NMC"), and holds all operating assets of NMC.

SUMMARY

         Newmont earned $32.8 million ($0.20 per share) in the first quarter of 1998 compared with $54.7 million ($0.33 per share) in the first quarter of 1997. Newmont earned $39.3 million ($0.24 per share) in the 1997 quarter, excluding an after-tax gain of $15.4 million ($0.09 per share) related to the close-out of certain put and call option contracts.

         Total equity gold production for the first quarter of 1998 was 1,032,800 ounces, up 22% from 847,200 ounces in the first quarter of 1997. Total cash costs per ounce of equity production declined 7% to $184 in the first quarter of 1998 from $198 in the first quarter of 1997. Realized prices per equity ounce were $46 lower in the first three months of 1998 compared with those of the same period in 1997, and $28 and $24 higher than the average market gold price in the first quarters of 1998 and 1997, respectively, due to sales of a portion of production under commodity instruments.

MARKET CONDITIONS AND RISKS

         GOLD PRICE

         Newmont's profitability is significantly affected by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, forward selling by producers, central bank sales and purchases, investor sentiment and production levels. During 1997 and early 1998, the market gold price declined to its lowest level in 18 years, recovering modestly through the first quarter of 1998. Continued uncertainty about the level of central banks' holding and lending of gold reserves, the perception of sustainable low-inflationary environments and other factors could continue to adversely impact the market price of gold. Although Newmont is one of the lowest cost gold producers, a sustained period of low gold prices could have a material adverse affect on its financial position and results of operations. At current estimates of 1998 production and expenses, a $10 change in the gold price results in an annual increase or decrease of approximately $38 million in cash flow from operations and approximately $27 million ($0.17 per share) in net income.

         Newmont has utilized commodity instruments to protect the selling price of certain anticipated gold production. Approximately 20 percent of production in 1998 will be sold under such instruments. Newmont is also taking further steps to optimize operations to preserve cash without impairing long-term growth during the current low gold price environment. Cash outlays are being reduced through a combination of lower capital spending, a refocused exploration program, revised mine and production plans, decreased general and administrative expenses and a reduction in dividends.

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

         Over the past year, Indonesia has experienced a significant devaluation of its currency, the rupiah. Newmont's functional currency for its Indonesian projects is the U.S. dollar; however, certain receivables, primarily related to refunds of Value Added Tax, are denominated in rupiah. During the three months ended March 31, 1998, $1.3 million was charged to Other expense to reflect the recent devaluation of these receivables.

RESULTS OF OPERATIONS

         PRODUCTION

         Newmont increased production in the first quarter of 1998 compared with the first quarter of 1997 by expanding its processing capabilities for refractory ores in Nevada and increasing mining rates at Minera Yanacocha. Production levels and per ounce cash costs are summarized below:



                                                       Three Months Ended
                                                            March 31,
                                                     ---------------------
                                                        1998        1997
                                                     ---------   ---------
Equity production ozs. (000):
  Nevada operations                                      728.1       589.5
  Mesquite                                                42.0        56.5
  Minera Yanacocha                                       154.4       107.5
  Zarafshan-Newmont                                       49.9        54.7
  Minahasa                                                58.4        39.0
                                                     ---------   ---------
       Total                                           1,032.8       847.2
                                                     =========   =========

Total cash costs per equity ounce:
  Nevada operations                                  $     205   $     214
  Mesquite                                           $     197   $     228
  Minera Yanacocha                                   $     112   $     112
  Zarafshan-Newmont                                  $     181   $     218
  Minahasa                                           $     140   $     192
                                                     ---------   ---------
       Weighted average                              $     184   $     198

         Total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, production taxes, royalties and other cash costs. On a per ounce basis, weighted average costs in the 1998 quarter were lower than those in the 1997 quarter as a result of increased production levels, processing higher-grade ore with increased recovery rates in Nevada and continued cost containment efforts.

         U.S. OPERATIONS

         Newmont's Nevada operations are along the Carlin Trend near Elko and in the Winnemucca Region, where the Twin Creeks and the Lone Tree Complex mines are located.

         Production in the 1998 quarter increased 24% from the 1997 quarter primarily due to (i) production in 1998 from the Twin Creeks autoclaves, the Lone Tree flotation plant and the 50%-owned Rosebud mine (which commenced operation after the first quarter of 1997); (ii) processing of higher-grade oxide ore; and (iii) transportation of selected ore types to processing facilities that maximized gold recovery and production in 1998. Total cash costs per ounce declined 4% with higher production, fewer royalty burdened ounces and cost containment efforts. Nevada production is expected to decrease slightly in 1998 from the 2.8 million ounces in 1997 with somewhat higher total cash costs per ounce from $207 realized in 1997.

         Production at the Mesquite mine, a heap-leach operation in southern California, decreased 26% in the 1998 quarter from the same period in 1997. Mesquite is reaching the end of its economic life; however, a prospective property received in connection with a recent land exchange may lead to the addition of new gold reserves and an extension of the mine life. In 1998, mining rates have been reduced to allow production to continue while Newmont obtains the required environmental permits and performs development work on the newly acquired land. Total cash costs per ounce declined 14% in the 1998 first quarter from the same period in 1997 as operational efficiencies increased and the workforce was reduced by 40% in January 1998. Production is expected to decrease to about 140,000 ounces in 1998, but with somewhat lower total cash costs per ounce than those in 1997.

         INTERNATIONAL OPERATIONS

         Production at Minera Yanacocha in Peru increased 32% to 300,700 ounces (154,400 equity ounces) in the first quarter of 1998 compared with production of 228,200 ounces (107,500 equity ounces) in the same period of 1997. Operation of a fourth mine and start-up of a second Merrill-Crowe plant and third leach pad in 1997 contributed to the additional operational capacity in 1998. Cash costs remained consistent between the two periods at $112 per ounce. During the first quarter of 1998, heavy rainfall from the effects of El Nino damaged access roads and power lines resulting in disruption of fuel supply and delays in obtaining some materials at Minera Yanacocha. An estimated $1.2 million was spent in the first quarter of 1998 to maintain operations and additional funds will be required to assist with road repairs during 1998. Estimated gold production for 1998 is expected to surpass 1,200,000 ounces (616,200 equity ounces) with cash costs increasing slightly from 1997.

         As discussed in Note 3 of Item 1, an additional 13.35% interest in Minera Yanacocha was treated as acquired in 1997, increasing Newmont's ownership to 51.35%. This followed a decision of the Peruvian Superior Court that Newmont had a preemptive right to acquire its proportionate share of a former partner's interest. As a result, Minera Yanacocha was consolidated into Newmont's financial statements beginning in 1997, with the increase in ownership reflected as of February 1997. Previously, Minera Yanacocha was accounted for as an equity interest in an affiliated company.

         The acquisition of this additional interest continues to be contested and at this time, Newmont is unable to predict the outcome of the litigation. A favorable outcome would result in the payment of approximately $59 million for the acquired interest. An unfavorable outcome would require reversion to equity accounting in 1997 and 1998 for Newmont's 38% interest in Minera Yanacocha and the possibility of a dividend refund attributable to the acquired interest. For the quarters ended March 31, 1998 and 1997, the additional interest represented $0.02 and $0.01 of Newmont's net income per common share and 4% and 2% of total equity production, respectively.

         The Zarafshan-Newmont Joint Venture, in the Central Asian Republic of Uzbekistan, is a 50/50 joint venture between a subsidiary of Newmont and two Uzbekistan governmental entities. Production decreased 9% in the 1998 quarter compared with the same period in 1997 primarily as a result of slower recoveries on the leach pad. Total cash costs per ounce declined 17% from the first quarter of 1997 compared with the same period in 1998 primarily due to increased operational efficiencies and cost reduction efforts. Production in 1998 is expected to be comparable to 1997.

         In Indonesia, Newmont's 80%-owned Minahasa property increased production by 50% in the three months ended March 31, 1998 compared with the same period in 1997 primarily due to higher throughput and ore grades and increased efficiency in the roaster. Total cash costs per ounce also declined by 27% in the same periods due to improved productivity and efficiency in 1998 and higher initial costs in the 1997 period for the roaster.
Production is expected to reach approximately 250,000 ounces in 1998.

         FINANCIAL RESULTS

         The increase in consolidated sales revenue in the quarter ended March 31, 1998 compared with the 1997 period related to increased production levels partially offset by a decrease in the average gold price received as shown in the following table:


                                                                 Three Months Ended
                                                                      March 31,
                                                               --------------------
                                                                  1998        1997
                                                               ---------   ---------
Consolidated sales (in millions)                               $   378.1   $   355.1
Consolidated production ozs. (000)                               1,179.1       967.9
Average price realized per consolidated ounce                  $     321   $     367
Average spot price received per ounce                          $     296   $     346



                                                                      Three Months Ended
                                                                           March 31,
                                                                         1998 vs. 1997
                                                                      ------------------
Increase in sales revenues due to (in millions):
  Consolidated production                                                $     77.0
  Average gold price received                                                 (54.0)
                                                                         ----------
       Total                                                             $     23.0
                                                                         ==========


         Costs applicable to sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production. The increase in costs applicable to sales was primarily due to increased production levels at Nevada and Minera Yanacocha.


                                                               Three Months Ended
                                                                   March 31,
                                                          -------------------------
                                                              1998          1997
                                                          -----------   -----------
Costs applicable to sales (in millions)
  Nevada operations                                       $     150.6   $     126.7
  Mesquite                                                        8.5          13.1
  Minera Yanacocha                                               33.7          25.0
  Zarafshan-Newmont                                               9.1          11.9
  Minahasa                                                        7.9           7.3
                                                          -----------   -----------
       Total                                              $     209.8   $     184.0
                                                          ===========   ===========

         Depreciation, depletion and amortization increased 20% in the quarter ended March 31, 1998 from the first quarter in 1997 as a result of the completion of the Winnemucca Region mine and mill expansion projects, assets placed in service at the foreign operations and higher production at Nevada, Minera Yanacocha and Minahasa.



                                                                    Three Months Ended
                                                                       March 31,
                                                               -------------------------
                                                                   1998          1997
                                                               -----------   -----------
Depreciation, depletion and amortization (in millions):
  Nevada operations                                            $      43.7   $      37.2
  Mesquite                                                             4.8           6.4
  Minera Yanacocha                                                    13.4           8.2
  Zarafshan-Newmont                                                    3.2           3.0
  Minahasa                                                             5.5           3.5
  Other                                                                2.2           2.2
                                                               -----------   -----------
       Total                                                   $      72.8   $      60.5
                                                               ===========   ===========

         Exploration and research expenses decreased by $7.5 million and general and administrative costs decreased by $2.2 million in the first quarter of 1998 compared with the same period in 1997 as a result of synergies from the merger and cash conservation efforts.

         Interest expense, net of capitalized interest was $20.5 million for the three months ended March 31, 1998 and $19.3 million for the same period in 1997. The 1998 increase was associated with higher debt balances following Minera Yanacocha's $100 million financing obtained in the second quarter of 1997. Net interest expense in 1998 is expected to be comparable to 1997.

         Dividends, interest and other income for the 1998 quarter includes $8.3 million for business interruption insurance for problems associated with the roaster in Nevada. The first quarter of 1997 includes gains of $23.7 million related to the close-out of certain Santa Fe put and call option contracts and $5.1 million related to the disposition of a Santa Fe uranium property. Other expenses for the 1998 quarter included $1.3 million for the write-down of rupiah denominated receivables.

         In the three months ended March 31, 1998, Newmont recognized an income tax provision of $7.8 million compared with a provision of $13.4 million in the 1997 quarter. The lower tax provision in the first quarter of 1998 resulted primarily from lower pre-tax income.

         Minority interest in income of Minera Yanacocha decreased by $3.0 million in the first quarter of 1998 compared with the 1997 period. A lower gold price in the 1998 period and higher depreciation resulting from additional assets placed in service in 1997 contributed to lower net income for Minera Yanacocha between the two periods. Additionally, Minera Yanacocha was not consolidated at 51.35% until February 1997.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1998 existing cash balances and cash flow from operations ($55.1 million) funded capital expenditures ($56.0 million), net advances to joint ventures and affiliates ($44.3 million) and dividends ($5.0 million). In addition, during the first quarter of 1998 Newmont repaid $35.9 million of its long-term borrowings. Newmont expects to continue to use existing cash balances and operating cash flows to fund 1998 capital expenditures and dividends.

         INVESTING ACTIVITIES AND CAPITAL EXPENDITURES

         Capital Expenditures

         Capital expenditures for the quarters ended March 31, 1998 and 1997 were as follows:



                                                               Three Months Ended
                                                                   March 31,
                                                          -------------------------
                                                              1998          1997
                                                          -----------   -----------
Capital expenditures (in millions):
  U.S. operations                                         $      35.8   $      72.9
  International operations                                       15.7          16.1
  Other projects and capitalized interest                         4.5          16.3
                                                          -----------   -----------
       Total                                              $      56.0   $     105.3
                                                          ===========   ===========

         Expenditures in the U.S. during the first quarter of 1998 primarily related to activities in Nevada, including leach pad expansion ($17.5 million), capitalized mining costs ($9.1 million) and other ongoing capital requirements. International capital expenditures included costs for leach pad expansion at Minera Yanacocha ($12.1 million). Capital expenditures for 1997 included costs related to the Twin Creeks autoclaves, Lone Tree flotation plant and other processing equipment in Nevada.

         A favorable decision in 1998 regarding the acquisition of the additional 13.35% interest in Minera Yanacocha would require payment of approximately $59 million plus any additional costs required to complete the acquisition.

         Batu Hijau

         Newmont has a 45% interest in the Batu Hijau project in Indonesia, accounted for on an equity basis. At March 31, 1998 and December 31, 1997, Newmont's investment of $110.0 million and $76.8 million, respectively, was included in Other long-term assets. Funding of $36.0 million in the first quarter of 1998 is included in Advances to joint ventures and affiliates. Receipts from Batu Hijau of $15.6 million for reimbursement of costs paid by Newmont are included in the change in accounts receivable.

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

         Financing agreements for $1.0 billion were signed in July 1997 for development of the project. The financing is guaranteed by Newmont and its partner, Sumitomo Corporation ("Sumitomo"), 56.25% and 46.75%, respectively, until project completion tests are met, and will be non-recourse thereafter (except for a $125 million contingent support facility that Newmont and Sumitomo have agreed to provide). Repayment of the borrowings will begin the earlier of six months after project completion or June 15, 2001. Draws of $400 million from the facility occurred in the first three months of 1998.

         FINANCING ACTIVITIES

         During the first quarter of 1998, Newmont repaid $26.3 million under its $1.0 billion revolving credit facility and $9.6 million of project financing at Zarafshan-Newmont.

         OTHER

         Cash used for accounts payable and accrued expenses of $68.5 million for the first quarter of 1998 primarily related to the payment of interest, severance and other benefit-related accruals.

SAFE HARBOR STATEMENT

         The foregoing discussion and analysis, as well as certain information contained elsewhere in this Quarterly Report, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements concerning future operations or events are subject to important risks, uncertainties and other factors that could cause actual results to differ materially. Forward-looking statements involve certain factors that are subject to change, including, but not limited to: the price of gold; interest and currency exchange rates; geological and metallurgical assumptions; operating performance of equipment, processes and facilities; labor relations;

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

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    12 - Statement re Computation of Ratio of Earnings to Fixed Charges. 27 - Financial Data Schedule.

(b) Reports filed on Form 8-K during the quarter ended March 31, 1998:

    No reports were filed on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         NEWMONT GOLD COMPANY
                                         (Registrant)




Date: May 12, 1998                       /s/  WAYNE W. MURDY
                                         ---------------------------------------
                                         Wayne W. Murdy
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)




Date: May 12, 1998                       /s/ LINDA K. WHEELER
                                         ---------------------------------------
                                         Linda K. Wheeler
                                         Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit 12 - Statement re Computation of Ratio of Earnings Fixed Charges

Exhibit 27 - Financial Data Schedule